Form 10QSB
period 1996-06-30
COMMUNITY FINANCIAL GROUP INC
filed 1996-08-09
CIK 852677

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
- - ---

     For the quarterly period                      June 30, 1996
                              ---------------------------------------------------------------------------------------------------

Commission File Number:     0-28496
                        ---------------------------------------------------------------------------------------------------------

                                                 Community Financial Group, Inc.
- - ---------------------------------------------------------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

             Tennessee                                                                                  62-1626938
- - ---------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                          (I.R.S Employer Identification No.)

 401 Church Street, Nashville, Tennessee                                                                        37219-2213
- - ---------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                        (Zip Code)

                     (615) 271-2000                                     (Issuer's telephone number, including area code)
- - -----------------------------------------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     X  Yes       No
                                    ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Common shares outstanding 2,200,726 as of August 6, 1996.

                                     PART I

                             FINANCIAL INFORMATION

                                                                       Page(s)
                                                                       -------
ITEM 1.  FINANCIAL STATEMENTS
         -------------------------------------------------------------
     -   Consolidated Balance Sheet
           June 30, 1996 .............................................  1

     -   Consolidated Statement of Changes in Shareholders' Equity
           Six Months Ended June 30, 1996 ............................  2

     -   Consolidated Statements of Income
           Three and Six Months Ended June 30, 1996 and 1995 .........  3

     -   Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1996 and 1995 ...................  4 - 5

     -   Notes to Consolidated Financial Statements - June 30, 1996 ..  6 - 11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .........................  12 - 16


                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS .....................................................  17 - 18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................  19 - 41

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                     ASSETS


       Cash and due from banks                                 $    4,099
       Federal funds sold                                          10,400
       Securities available for sale (amortized cost $42,779)      42,593
       Loans (net of unearned income of $209):
         Commercial                                                39,571
         Real estate - mortgage loans                              53,540
         Real estate - construction                                 7,795
         Consumer                                                   3,070
                                                               ----------
            Loans, net of unearned income                         103,976
         Less allowance for possible loan losses                   (3,176)
                                                               ----------

               Total Net Loans                                    100,800
                                                               ----------

       Premises and equipment, net                                    602
       Accrued interest and other assets                            1,470
                                                               ----------

               Total Assets                                    $  159,964
                                                               ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Non-interest bearing demand deposits                           $    9,172
Interest-bearing deposits:
  NOW accounts                                                      5,178
  Money market accounts                                            58,970
  Time certificates less than $100,000                             30,463
  Time certificates $100,000 and greater                           30,520
                                                              -----------
       Total Deposits                                             134,303
                                                              -----------

Federal funds purchased                                             3,000
Accounts payable and accrued liabilities                            1,833
                                                              -----------
       Total Liabilities                                          139,136
                                                              -----------

Commitments and contingencies                                           -

Shareholders' equity (Note F):
  Common stock, $6 par value; authorized 50,000,000 shares;
   issued and outstanding 2,200,726 shares                         13,204
  Additional paid-in capital                                        6,671
  Retained earnings                                                 1,139
  Unrealized gain on securities available for sale                   (186)
                                                              -----------
Total Shareholders' Equity                                         20,828
                                                              -----------

      Total Liabilities and Shareholders' Equity              $   159,964
                                                              ===========




          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)



                                                                            Unrealized
                                                                             Gain on
                                            Additional                      Securities
                                   Common    Paid-In         Retained       Available
                                    Stock    Capital    Earnings (Deficit)   For Sale     Total
                                   -------  ----------  ------------------  ----------  ----------

Balance, January 1, 1996           $13,149  $    8,500        $(1,916)       $ 279       $20,012

Issuance of common stock -
 Associates Stock Purchase and
 Performance Based Incentive
 Program Plan (9,226 shares)            55          22             -            -             77

Net income                               -           -          1,380           -          1,380

Transfers to comply with state
 statute regarding dividends, net
 (Note F)                                -      (1,851)         1,851           -             -

Cash dividends - $.08 per share          -           -           (176)          -           (176)

Change in unrealized
 gain (loss) on securities
 available for sale                      -           -              -         (465)         (465)
                                   -------  ----------        -------        -----       -------

Balance, June 30, 1996             $13,204  $    6,671        $ 1,139        $(186)      $20,828
                                   =======  ==========        =======        =====       =======




          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            Three Months Ended June 30     Six Months Ended June 30
                                                            --------------------------     ------------------------
                                                               1996             1995           1996          1995
                                                            ---------        ---------      ---------     ---------
Interest income:
 Interest and fees on loans                                $   2,355       $   2 ,143     $    4,637     $    4,119
 Interest on federal funds sold                                   53              130            138            185
 Interest on securities:
   U.S. Treasury securities                                       90              158            221            359
Other U.S. government agency obligations                         676              644          1,286          1,254
                                                           ---------       ----------     ----------     ----------
       Total interest income                                   3,174            3,075          6,282          5,917
                                                           ---------       ----------     ----------     ----------

Interest expense:
 Interest bearing demand deposits                                690              728          1,361          1,360
Savings and time deposits less than $100,000460                                   549            958          1,014
 Time deposits $100,000 and over                                 405              490            835            906
 Federal funds purchased                                           3                -              3              -
                                                           ---------       ----------     ----------     ----------
       Total interest expense                                  1,558            1,767          3,157          3,280
                                                           ---------       ----------     ----------     ----------

Net interest income                                            1,616            1,308          3,125          2,637
Provision for possible loan losses                                 -                -              -           (520)
                                                           ---------       ----------     ----------     ----------

Net interest income after provision for
 possible loan losses                                          1,616            1,308          3,125          3,157
Non-interest income:
 Service fee income                                               40               67             75            136
 Trust income                                                    122               73            203            166
 Investment Center income                                         21               10             33             19
 Gain (loss) on sale of securities                                (2)              11             (2)           (11)
 Income from foreclosed assets                                     6               18            121             23
 Gain on sale of foreclosed assets                                 -                -              5              -
 Other                                                            42               17             60             34
                                                           ---------       ----------     ----------     ----------
       Total non-interest income                                 229              196            495            367
                                                           ---------       ----------     ----------     ----------

Non-interest expense:
 Salaries and employee benefits                                  611              540          1,167          1,092
 Occupancy expense                                               118              113            231            217
 FDIC insurance                                                    1               82              2            163
 Audit, tax and accounting                                        70               34            103             70
 Data processing expense                                          46               28            108             90
 Other operating expenses                                        334              248            599            500
                                                           ---------       ----------     ----------     ----------
       Total non-interest expense                              1,180            1,045          2,210          2,132
                                                           ---------       ----------     ----------     ----------

Income before income taxes                                       665              459          1,410          1,392
Provision for income taxes                                        15                -             30              -
                                                           ---------       ----------     ----------     ----------
Net income                                                 $     650       $      459     $    1,380     $    1,392
                                                           =========       ==========     ==========     ==========

Earnings per share (Note F)                                $     .29       $      .21     $      .62     $      .63
                                                           =========       ==========     ==========     ==========

Weighted average common shares outstanding                 2,215,507        2,199,802      2,213,589      2,197,751
                                                           =========       ==========     ==========     ==========



          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)



                                                                                        Six Months Ended June 30
                                                                                           1996           1995
                                                                                     -------------- ---------------
Cash flows from operating activities:
  Interest received                                                                   $    6,395      $    5,771
  Fees received                                                                              498             446
  Interest paid                                                                           (3,360)         (2,961)
  Cash paid to suppliers and associates                                                   (2,327)         (2,312)
                                                                                      ----------      ----------
      Net cash provided by operating activities                                            1,206             944
                                                                                      ----------      ----------


Cash flows from investing activities:
  Maturities of securities available for sale                                              5,972             753
  Maturities of securities held to maturity                                                    -             628
  Proceeds from sales of securities available for sale                                     6,016           4,000
  Purchases of securities available for sale                                              (7,135)         (7,871)
  Loans  (originated) repaid by customers, net                                            (5,494)         (9,314)
  Capital expenditures                                                                       (15)           (330)
                                                                                      ----------      ----------
      Net cash used by investing activities                                                 (656)        (12,134)
                                                                                      ----------      ----------


Cash flows from financing activities:
  Net increase (decrease) demand deposits, NOW, money market accounts                      7,361          (7,056)
  Net increase (decrease) in certificates of deposit                                      (3,592)          8,763
  Increase in federal funds purchased                                                      3,000               -
  Proceeds from issuance of common stock                                                      77              45
  Dividends paid                                                                            (176)              -
                                                                                      ----------      ----------
      Net cash provided by financing activities                                            6,670           1,752
                                                                                      ----------      ----------

Net increase (decrease) in cash and cash equivalents                                       7,220          (9,438)

Cash and cash equivalents - beginning of period                                            7,279          18,486
                                                                                      ----------      ----------
Cash and cash equivalents - end of period                                             $   14,499      $    9,048
                                                                                      ==========      ==========





          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                             Six Months Ended June 30
                                                                                           ----------------------------
                                                                                              1996              1995
                                                                                           ----------        ----------

Reconciliation of net income to net cash provided by operating activities:
Net income                                                                                 $ 1,380           $ 1,392
Adjustments to reconcile net income to net cash provided
 (used) by operating activities:
  Depreciation and amortization                                                                102                65
  Provision for possible loan losses                                                             -              (520)
  Loss on sale of securities                                                                     2                11
  Gain on sale of foreclosed assets                                                             (5)                -
  Loss on disposal of equipment                                                                  3                 -
  Changes in assets and liabilities:
    Increase in accrued interest and other assets                                              145              (406)
    Increase (decrease) in accounts payable and accrued liabilities                           (421)              402
                                                                                            ------           -------
         Total adjustments                                                                    (174)             (448)
                                                                                            ------           -------
         Net cash provided by operating activities                                         $ 1,206           $   944
                                                                                           =======           =======

Supplemental Disclosure:

Non Cash Transactions:
  Change in unrealized gain/loss on available for sale securities                          $  (465)          $   851
                                                                                           =======           =======












          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


A.    HOLDING COMPANY FORMATION AND PRINCIPLES OF CONSOLIDATION

      On April 16, 1996, the shareholders of The Bank of Nashville (The Bank) approved the formation of a holding company. On April 30, 1996 The Bank became a wholly-owned subsidiary of the holding company, Community Financial Group, Inc. (CFGI), a Tennessee corporation. Each outstanding share of The Bank's stock was exchanged for an outstanding share of CFGI and each outstanding warrant and each option to purchase common shares of The Bank became warrants and options to purchase shares of CFGI.

      The accompanying unaudited consolidated financial statements include the accounts of CFGI and The Bank. Balances and activity reflected in the accompanying consolidated financial statements for the period prior to the formation of CFGI are those of The Bank only. The operations of CFGI and The Bank are collectively referred herein as the Company. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with general practices within the banking industry and generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      Certain prior year amounts have been reclassified to conform with current year presentation.

      The consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and the Notes to the Financial Statements presented in The Bank of Nashville's 1995 Annual Report to Shareholders. The results for the interim period are not necessarily indicative of results to be expected for the complete calendar year.


B.    SECURITIES

      Securities with an aggregate amortized cost of approximately $23.4 million and a fair market value of $23.1 million at June 30, 1996, were pledged to secure public deposits and for other purposes as required or permitted by law.


C.    ALLOWANCE FOR POSSIBLE LOAN LOSSES

      An analysis of the changes in the allowance for possible loan losses follows (in thousands):


                                             Six Months Ended     Three Months Ended
                                              June 30, 1996         June 30, 1996
                                             ----------------     ------------------
  Balance, beginning of period                     $3,034              $3,173
  Provision charged (credited) to operations            -                   -
  Loans charged off                                  (181)               (181)
  Recoveries                                          323                 184
                                                   ------              ------

  Balance, end of period                           $3,176              $3,176
                                                   ======              ======


  Allowance ratios are as follows:
    Balance, to loans outstanding end of period      3.05%               3.05%
    Net charge-offs (recoveries) to average loans    (.14%)              (.01%)

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


D.   IMPAIRED LOANS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," as of January 1, 1995. These statements require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less that the recorded investment in the loan, the impairment is recorded through a valuation allowance. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

     At June 30, 1996, the Company recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are $286,000 and $143,000, respectively. This valuation allowance is included in the allowance for loan losses on the consolidated balance sheet.

     The average recorded investment in impaired loans for the three and six months ended June 30, 1996, were $292,000 and $302,000, respectively.

     Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three and six months ended June 30, 1996.

E.   INCOME TAXES

     Actual income tax expense for the three and six months ended June 30, 1996 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                               Six Months Ended  Three Months Ended
                                                June 30, 1996      June 30, 1996
                                               ----------------  ------------------
     Computed "expected" tax expense                 $ 479             $ 226
     Benefit of net operating loss carryforward       (449)             (211)
                                                     -----              -----

        Total Income Tax Expense                     $  30              $  15
                                                     =====              =====


      The Company accounts for income taxes according to SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Net deferred tax assets have been offset by recording a valuation reserve. Management will continue to evaluate the propriety of the valuation reserve based on an evaluation of the likelihood of realizing the tax benefits using the more likely than not criterion.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


E.    INCOME TAXES - CONTINUED

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996, are presented below (in thousands):


                                                                                                     June 30,
                                                                                                       1996
                                                                                                     --------
Deferred tax assets:
Deferred fees, principally due to timing differences in the recognition of income                    $    119
Net operating loss carryforwards                                                                          512
Unrealized loss on securities available for sale                                                           71
Alternative minimum tax carryforwards                                                                      77
Other                                                                                                      15
                                                                                                     --------

   Total gross deferred tax assets                                                                        794
                                                                                                     --------

   Less valuation allowance                                                                              (436)
                                                                                                     --------

   Net deferred tax assets                                                                                358
                                                                                                     --------

Deferred tax liabilities:

Discount on securities deferred for tax purposes                                                          (76)
Loans, principally due to provision for possible losses                                                  (211)
Premises and equipment, principally due to differences in depreciation methods                            (62)
Other                                                                                                      (9)
                                                                                                     --------

   Total gross deferred tax liabilities                                                                   358
                                                                                                     --------

Net                                                                                                  $      -
                                                                                                     ========


      The net decrease during the six months ended June 30, 1996, in the valuation allowance for deferred tax assets was $324,000.

      At December 31, 1995, the Company had a net operating loss carryforward for income tax purposes of $2.3 million for federal purposes and $4.4 million for state purposes. These federal and state net operating loss carryforwards expire in the year 2007.


F.    SHAREHOLDERS' EQUITY

      The Company had outstanding stock options totaling 60,000 shares at June 30, 1996.

      At June 30, 1996, warrants to purchase 4,744,927 shares of the Company common stock were outstanding. The exercise price of the warrants is $12.50, and they expire on December 31, 1998.

      Management has used the treasury stock method to compute earnings per share since CFGI and The Bank were incorporated. CFGI options and warrants are common stock equivalents. The above mentioned warrants have not been included in CFGI's computation of earnings per share because the market price of CFGI (and previously The Bank) common stock has been less than the exercise price of the warrants since issuance. If the market price of the common stock exceeds the warrants' exercise price for substantially all of any three-month reporting period, CFGI will reflect the impact of the warrants in all

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


F.    SHAREHOLDERS' EQUITY - CONTINUED

      future earnings per share computations using the modified treasury stock method. The modified treasury stock method assumes the exercise of all outstanding warrants, the repurchase of up to 20% of CFGI's stock, the retirement of any long-term and short-term borrowings and the investment of the remaining proceeds, with appropriate recognition of any income tax effects. If CFGI's stock price had been in excess of $12.50 per share for substantially all of the three-month reporting period ending June 30, 1996, earnings per share using the modified treasury stock method for the three and six months ended June 30, 1996 would have been $.17 and $.34 respectively.

      On February 13, 1996 The Bank paid its first quarterly dividend to shareholders. In order to pay this dividend, in accordance with state statute, The Bank transferred $1,925,000 from Additional Paid-In Capital to Retained Earnings. In addition, in order to declare dividends in the future The Bank must transfer a minimum of ten percent of current net income from Retained Earnings to Additional Paid-In Capital until Additional Paid-In Capital equals common stock. During the quarter ended March 31, 1996 prior to the formation of CFGI, $74,000 was transferred from Retained Earnings to Additional Paid-In Capital.


G.    COMMITMENTS AND CONTINGENCIES

      In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At June 30, 1996, the Company had unfunded commitments to extend credit totaling $25,989,000 consisting of unfunded lines of credit and commitments to extend credit. Additionally, the Company had standby letters of credit of $1,871,000 as of June 30, 1996.

      The Bank is required to maintain average balances with the Federal Reserve Bank to meet its reserve requirements. The average amount of these balances for the three and six months ended June 30, 1996, was approximately $582,000 and $594,000, respectively. The required balance at June 30, 1996 was $869,000.


H.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for both on and off-balance sheet assets and liabilities for which it is practicable to estimate fair value. The techniques used for this valuation are significantly affected by the assumptions used, including the amount and timing of future cash flows and the discount rate. Such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. Accordingly, the aggregate fair value amounts presented are not meant to represent the underlying value of the Company.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


H.   FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED


     The following table presents the carrying amounts and the estimated fair value of the Company's financial instruments at June 30, 1996.


                                                                                                                 Estimated
                                                                                           Carrying Amount       Fair Value
                                                                                           ---------------       ----------
                                                     (In Thousands)
                                                     --------------
           Financial assets:
            Cash due from banks and federal funds sold                                       $14,499             $14,499
            Investment securities                                                             42,593              42,593
            Loans, net of unearned income                                                    103,976             103,847

           Financial liabilities:
            Deposits                                                                         134,303             134,593
            Federal funds purchased                                                            3,000               3,000


                                                                                           Contractual or       Estimated
                                                                                          Notional Amounts      Fair Value
                                                                                          ----------------      ----------
                                                     (In Thousands)
                                                     --------------

           Off-balance items:
            Interest rate floors                                                             $  8,000            $   2
            Commitments to extend credit                                                       25,989                *
            Standby letters of credit                                                           1,871                *


     *The estimated fair value of these items was not significant at June 30, 1996.


      The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments.

      CASH DUE FROM BANKS AND FEDERAL FUNDS SOLD

      For cash due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value. These instruments expose the Company to limited credit risk and carry interest rates which approximate market.

      INVESTMENT SECURITIES

      In estimating fair values, management makes use of prices or dealer quotes for U.S. Treasury securities, other U.S. government agency securities, and mortgage-backed certificates. As required by SFAS No. 115, securities available for sale are recorded at fair value.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


H.    FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

      LOANS

      The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities adjusted for differences in loan characteristics. The risk of default is measured as an adjustment to the discount rate, and no future interest income is assumed for nonaccrual loans.

      DEPOSIT LIABILITIES AND FEDERAL FUNDS PURCHASED

      The fair value of deposits with no stated maturities (which includes demand deposits, NOW accounts, and money market deposits) is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow model based on the rates currently offered for deposits of similar maturities. The fair value of federal funds purchased approximates book value due to the short maturity of such instruments.

      SFAS No. 107 requires deposit liabilities with no stated maturity to be reported at the amount payable on demand without regard for the inherent funding value of these instruments. CFGI believes that significant value exists in this funding source.

      INTEREST RATE FLOORS

      The fair value of interest rate floors is established by the issuer based on the market price to purchase a like instrument with comparable terms.


I.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company has entered into interest rate floor agreements for its asset/liability management program to reduce interest rate risk. These interest rate floors represent obligations by third parties whereby the Company receives payment when the underlying rate index falls below an agreed upon level. The Company paid a fee of $102,000, which is amortized as an adjustment of yield. The unamortized portion of this fee as $46,000 at June 30 1996. At June 30, 1996, the Company held interest rate floor contracts with notional amounts totaling $8.0 million which expire in 1997 and 1998, and were entered into to protect the Company from falling interest rates (See Note H).

      ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion addresses the financial condition of Community Financial Group, Inc., (CFGI), and its wholly-owned subsidiary the Bank of Nashville (The Bank). On April 30, 1996, following regulatory and shareholder approval, The Bank executed a plan of exchange with CFGI, whereby CFGI became the parent bank holding company of The Bank. Under the agreement, each share of common stock of The Bank was exchanged for one share of CFGI, and each outstanding warrant and each outstanding option to purchase common shares of The Bank automatically became warrants and options to purchase shares of CFGI. The balances and activity for the period prior to April 30, 1996 are those of The Bank of Nashville only. Operations of CFGI and The Bank are collectively herein referred to as the Company. The accompanying consolidated financial statements and notes are considered to be an integral part of the analysis and should be read in conjunction with the narrative. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of the results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should also be made to The Bank of Nashville's 1995 annual report for a more complete discussion of factors that impact results of operations, liquidity and capital.

      This discussion is designed to assist readers in their analysis of CFGI's consolidated financial statements and related notes.

      OVERVIEW

      CFGI was formed April 30, 1996 and is the parent company of The Bank.
      Net income of $650,000 was reported for the second quarter of 1996 compared with net income of $459,000 for the second quarter of 1995. The Company earned $.29 per share for the second quarter of 1996, a 38% increase over the $.21 per share reported for the second quarter of 1995. As a result of management's assessment of asset quality and the level of nonperforming assets, the Company recorded no provision for possible loan losses during the second quarter of either 1996 or 1995. The Company's annualized return on average assets was 1.70% for the second quarter of 1996 and 1.22% for the second quarter of 1995. Annualized return on average equity was 12.64% for the second quarter of 1996 and 10.02% for the same period in 1995.

      Net income for the six month period ended June 30, 1996 was $1,380,000 and included a zero provision for possible loan losses which compares with net income of $1,392,000 during the first six months of 1995, a period in which the Company recorded a $520,000 negative provision for possible loan losses. Earnings per share were $.62 for the six months ended June 30, 1996, compared with $.63 for the same period in 1995.
      Net interest income increased $488,000, 18.5%, during the first six months of 1996 from the same period in 1995. Non-interest income increased $128,000, 34.9%, during the first six months of 1996 compared with the same period in 1995, primarily due to increases in Trust income, Investment Center income, and income on foreclosed assets. These increases were partially offset by a decrease in service fee income. Non-interest expense increased $78,000, 3.7%, during the first six months of 1996 compared with the same period in 1995. The Company recorded $30,000 in provision for income taxes during the first six months of 1996 while no provision was made for this period in 1995. Year to date results and forecasts by management of future results necessitated the recording of provision for income taxes as the expectation exists that net operating loss (NOL's) carryforwards will be fully utilized during 1996. It is the expectation that the last two quarters in 1996 will reflect increased tax provisions if current profit and growth trends continue and the Company's effective tax rate in 1997 will move closely reflect statutory tax rates.

      NET INTEREST INCOME

      Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on deposits. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net income. Net interest income for the second quarter of 1996 was $1.6 million, an increase of 23.5% from $1.3 million in the second quarter of 1995. The increase in net interest income resulted from a $2.9 million increase in the average volume of earning assets and a decline of $1.2 million in the volume of average interest bearing liabilities as well as a 70 basis point decline in the interest rate paid on those liabilities. The increase in volume on average earning assets was attributed to an $11.6 million increase in average loans outstanding which was partially offset by a $4.2 million decline in average investments and a $4.5 million decline in Federal Funds sold. These changes in mix positively impacted the Company's net interest income as there was a greater concentration in loans, the Company's highest yielding asset. Net interest income was also positively impacted by a decline in the average volume of interest bearing liabilities, as well as a shift in the mix of these liabilities and a decline in the average rate paid on these liabilities. The volume of NOW Accounts increased 34.4%, and Money Market Accounts increased 10.9%, while certificates of deposit less than $100,000 decreased 13.1%, and certificates of deposit $100,000 or greater declined 11.1%. All classifications of interest bearing liabilities reflected declines in average rates paid during the second quarter of 1996 compared to the same period in 1995. The average rate paid declined 40 basis points on NOW Accounts, 90 basis points on Money Market Investment Accounts, 20 basis points on certificates of deposit less than $100,000, and 40 basis points on certificates of deposit $100,000 or greater.

      Net interest income for the first six months of 1996 was $3.1 million, an increase of 18.5%, compared to $2.6 million during the first six months of 1995. The increase in net interest income during the first six months of 1996 resulted from an increase of 6.4% in the volume of average earning assets, while average interest bearing liabilities only increased 3.7%. Net interest income was further impacted by average rates earned on earning assets remaining level while average rates paid on interest bearing liabilities declined 40 basis points. Net interest income was also positively impacted by the shift in the mix of earning assets which reflected loans increasing by 15.6% while investments and Federal Funds sold declined by 7.6% and 8.4%, respectively. A shift in the mix of average interest bearing liabilities also contributed to the improvement in net interest income as funds moved from higher rate certificates of deposit to lower rate Money Market Investment and NOW Accounts. This shift in mix in average interest bearing liabilities was comprised of increases of 23.9% in NOW Accounts and 13.7% in Money Market Investment Accounts, as well as decreases of 6.2% in certificates of deposit less than $100,000 and 4.2% in certificates of deposit $100,000 or greater. Although the movement of funds into more liquid transaction accounts as have occurred in the past 6 months has the effect of lowering the cost of funds, it also positions this money to reprice more rapidly in a changing interest rate environment. These shifts from CD's to more liquid deposits reflect a general expectation that interest rates will rise.

      The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.3% and 3.6% for the quarter ended June 30, 1996 and 1995, respectively. Net interest margin was 4.1% for the six month period ended June 30, 1996, compared to 3.7% for the same period in 1995. The increase in net interest margin for the three month and six month periods ended June 30, 1996 compared to the same periods in 1995, resulted primarily from a higher volume of earning assets and the mix of those assets, as well as a shift in the mix of interest bearing liabilities and an overall decline in the average rate paid on those liabilities. A shift in the mix of the Company's earning assets, as well as differences in interest rate sensitivity of the Company's earning assets and interest bearing liabilities can affect the net interest margin.

      NON-INTEREST INCOME

      Non-interest income was $229,000 for the second quarter of 1996, compared with $196,000 for the same period in 1995. Excluding gains (losses) on sale of securities and sale of foreclosed assets, totaling ($2,000) in 1996 and $11,000 in 1995, non-interest income increased $46,000. This resulted from increases in Trust income, Investment Center income and other income which were partially offset by decreases in service fee income and income from foreclosed assets.

      Total non-interest income was $495,000 for the first six months of 1996, compared with $367,000 for the same period in 1995. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets of $3,000 in 1996 and ($11,000) in 1995, increased $114,000 for the first six month of 1996 compared with the same period in 1995. Increases in 1996 compared to 1995 of $37,000 in Trust income, $98,000 in income from foreclosed assets, $26,000 in other income, $14,000 in Investment Center income, and $5,000 in gains on sales of foreclosed assets were partially offset by a decrease of $61,000 in service fee income. The increase in income from foreclosed assets during 1996 was primarily a result of income received from liquidating a partnership interest which was no longer carried on the Company's balance sheet.

      NON-INTEREST EXPENSE

      Total non-interest expense increased $135,000 during the second quarter of 1996 compared with the second quarter of 1995. This increase was the result of increases of $71,000 in salaries and employee benefits, $5,000 in occupancy expense, $36,000 in audit, tax and accounting, $18,000 in data processing, and $86,000 in other operating expense which was partially offset by an $81,000 decrease in FDIC insurance expense. The decrease in FDIC premium expense was the result of premium decreases announced by the FDIC, as well as a reduction in the Company's assessment rate as a result of its overall improved condition.

      Total non-interest expense increased $78,000, or 3.7%, during the first six months of 1996 compared with the same period of 1995. Increases were reflected in the areas of salaries and employee benefits, occupancy expense, audit, tax and accounting, data processing, and other operating expenses, while FDIC insurance premium expense decreased $161,000 for the reasons stated above.

      INCOME TAXES

      Reported earnings have reflected the use of net operating loss carryforwards and, as such, no significant income taxes were recorded until the second quarter of 1996. It is anticipated that future periods will reflect additional income tax expense as it is management's evaluation that it is highly likely that the remaining federal NOL's will be fully utilized during 1996 placing the company in the position of incurring tax expense. Reference should be made to Note E of the consolidated financial statements.

      CREDIT QUALITY AND ALLOWANCE

      Nonperforming assets, which include nonaccrual loans, restructured loans, and foreclosed properties, were $560,000 at June 30, 1996, a decrease of $266,000 from the $451,000 reported at December 31, 1995. There were no loans 90 days or more past due and still accruing interest at June 30, 1996 or at December 31, 1995. Potential problem loans totaled approximately $510,000 at June 30, 1996, compared with $386,000 at December 31, 1995.

      The Company recorded no expense for provision for possible loan losses during the first six months of 1996, compared with a negative provision for possible loan losses of $520,000 during the first six months of 1995. The negative provision recorded during 1995 was primarily the result of net recoveries of $527,000 combined with management's assessment of the level of the allowance for possible loan losses. Net loan recoveries were $142,000 during the first six months of 1996 compared with $344,000 for the same period in 1995. The allowance for possible loan losses was $3.1 million at June 30, 1996 compared to $3.0 million at December 31, 1995. Loan and valuation reserves as a percentage of total nonperforming assets were 567% and 673% at June 30, 1996 and December 31, 1995, receptively. The level of the allowance and the amount of the provision are determined on a quarter-by-quarter basis and, given the inherent uncertainties involved in the estimation process, no assurance can be given as to the amount of the allowance at any future date.

      BALANCE SHEET

      The Company's total assets at June 30, 1996 were $160.0 million, an increase of $7.2 million from December 31, 1995. This increase was the result of an increase of $9.4 million in Federal Funds sold and $5.5 million in total net loans which were partially offset by decreases of $2.2 million in cash and due from banks and $5.3 million in investment securities. Total deposits at June 30, 1996 were $134.3 million, an increase of $3.8 million from the $130.5 million at December 31, 1995. The increase in deposits was primarily comprised of an $8.3 million increase in Money Market Accounts which was partially offset by declines of $.9 million in NOW Accounts and $4.1 million in time certificates less than $100,000. Shareholders' equity (adjusted for SFAS No. 115) increased $.8 million to $20.8 million at June 30, 1996, from $20.0 million at December 31, 1995. This increase was primarily the result of net income of $1.4 million during the first six months of 1996. Unrealized losses on securities available for sale were $186,000 at June 30, 1996, compared to an unrealized gain on securities available for sale of $279,000 at December 31, 1995. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 reflecting current market value on these securities.

      CAPITAL ADEQUACY AND LIQUIDITY

      Capital adequacy continued to be strong during the first six months of 1996. Shareholders' equity, excluding SFAS No. 115 adjustments, at June 30, 1996, was $21.0 million, or 13.1% of total assets, which compares with $19.7 million, or 12.9% of total assets at December 31, 1995. The increase in capital during the first six months of 1996 resulted primarily from earnings, the impact of which was partially offset by decline in the unrealized gain/loss on securities available for sale of $465,000 and the payment of dividends of $176,000. At June 30, 1996, the Company's primary and total capital ratios to adjusted assets were 13.0% and 14.7%, respectively, which are significantly in excess of the applicable regulatory requirements of the Federal Reserve Board. The Company's total risk based capital ratio was 14.1% at June 30, 1996, compared with 14.4% at December 31, 1995. All capital ratios continue to exceed regulatory requirements.

      The Company paid quarterly dividends of $.04 per share to shareholders during each of the first two quarters of 1996. In order to pay these dividends, in accordance with state statute, The Bank transferred $1.9 million from additional paid in capital to retained earnings and subsequently transferred $141,000 from retained earnings to additional paid in capital. Transfers will continue to be made by the Bank from retained earnings to additional paid in capital as dividends are paid, until such time as additional paid in capital equals common stock.

      The Bank's principal sources of asset liquidity are marketable securities available for sale and Federal Funds sold, as well as maturities of securities. The estimated average of maturity of securities was 1.5 years at June 30, 1996, compared to 10 months at December 31, 1995. Securities available for sale were $42.6 million at June 30, 1996, compared to $47.9 million at December 31, 1995. Additional liquidity was provided by net Federal Funds sold position of $7.4 million at June 30, 1996, compared to $1.0 million at December 31, 1995. Core deposits, a relatively stable funding base, comprised 77.3% of total deposits at June 30, 1996, and 77.0% at December 31, 1995. Core deposits represent total deposits excluding time certificates of deposit $100,000 or greater.

                                    PART II

                               OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 1996, pursuant to an Agreement and Plan of Exchange ("Agreement") among Community Financial Group, Inc. (the "Holding Company"), and The Bank of Nashville (The "Bank"), the Holding Company acquired all of the outstanding stock of The Bank as a result of the exchange of shares between the shareholders of The Bank and the Holding Company. After the share exchange, The Bank survived and continues its operations as The Bank of Nashville. Under the terms of the Agreement, each one of the existing outstanding shares of The Bank's common stock was exchanged for one of the Holding Company's common shares so that each existing shareholder of The Bank became a shareholder of the Holding Company, owing the same number and percentage of shares in the Holding Company as in The Bank. In addition, each warrant issued by The Bank and each option to purchase shares of the capital stock of The Bank became warrants and options to purchase an equivalent number of shares of the Holding Company. The shares and warrants of the Holding Company issued in connection with the transaction were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration set forth in Section 3(a)(12) of the Act.

As a result of the transaction described above, the Holding Company is the successor issuer to The Bank of Nashville, pursuant to Rule 12g-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). On April 5, 1990, The Bank of Nashville filed a Form 10 for Registration of Securities of the Federal Reserve System (the "Board"), thereby registering The Bank's common stock, par value $6.00 per share and detachable warrants. The Bank has, since that time, been subject to the informational requirements of the Exchange Act and in accordance with Section 12(i) thereof has timely filed reports and other information with the Board. Such reports and other information filed by The Bank with the Board may be inspected and copied at the Division of Banking Supervision and Regulation, Board of Governors of the Federal Reserve System, 20th Street and Constitution Avenue, N.W., Washington, DC 20551.

At The Bank annual meeting of shareholders held on Tuesday, April 16, 1996, the following items were voted on and are herein incorporated by reference to the Proxy Statement for the annual meeting of shareholders previously filed with the Federal Reserve.

 1. To elect ten (10) Directors to serve until the next Annual meeting or until their successors are elected and qualified;

 2. To approve the Agreement and Plan of Exchange (the "Plan"), pursuant to which:

       (a) Community Financial Group, Inc. (the "Holding Company"), a Tennessee corporation to be registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, would acquire all the outstanding stock of The Bank;

       (b) Each of the outstanding shares of Common Stock, par value
           $6.00 per share, of The Bank would be exchanged for one (1) share of Common Stock, par value $6.00 per share, of the Holding Company, pursuant to the provisions of and with the effect provided in
           Section 48-21-101 et seq. of the Tennessee Code Annotated, as amended; and

       (c) Each Warrant issued by The Bank and each Option to purchase shares of the capital stock of The Bank would be automatically converted to Warrants and Options to purchase an equivalent number of shares of capital stock of the Holding Company.

                                    PART II

                               OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Continued

 3. To adjourn the Annual meeting to a later date in the event an insufficient number of shares is present in person or by proxy at the meeting to approve the Agreement and Plan of Exchange; and

 4. To transact such other business as may properly be brought before the Annual meeting or any adjournments thereof.

The following reflects the vote of the shareholders of the items noted above:


      Item #                Affirmative              Negative                 Abstain
      ------                -----------              --------                 -------

      1.                    1,693,265                                          6,320


* Included in the affirmative votes are negative votes against specific Directors disclosed as follows:


J. B. Baker                         0
Jo D. Federspiel                    0
Richard H. Fulton               5,414
Mack S. Linebaugh, Jr.              0
Louis A. McRedmond              2,000
Leon Moore                     54,482
Perry W. Moskovitz             72,267
C. Norris Nielsen                   0
G. Edgar Thornton              47,894
James Stephen Turner                0
                            ---------
                              182,057
                            =========

      2.                    1,620,573                  7,800                  71,212

      3.                    1,622,081                 52,063                  25,441

      4.                    1,613,852                 60,157                  25,576



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.                 Description
- - -----------  ----------------------------------------------------------------------------
  2          Plan of acquisition, reorganization, arrangement, liquidation or succession.

  3(i)       Articles of Incorporation
   (ii)      By-laws

 11          Statement regarding computation of earnings per share.

 27          Financial Data Schedule (for SEC use only)

(B) Reports on Form 8-K filed during the quarter ended June 30, 1996 were as follows:

    - April 30, 1996 reported the announcement of The Bank of Nashville shareholders' approval of the Agreement and Plan of Exchange with Community Financial Group, Inc., whereby CFGI becomes the parent bank holding company.

    - April 16, 1996, filed with the Federal Reserve, reported The Bank of Nashville's net income for the first quarter of 1996 and the declaration of the quarterly dividend.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     COMMUNITY FINANCIAL GROUP, INC.
                                   -----------------------------------
                                             Registrant




August 9, 1996                     /s/ Mack S. Linebaugh, Jr.
- - --------------                     ---------------------------------
Date                               Mack S. Linebaugh, Jr.
                                   President, Chairman of the Board,
                                   Chief Executive Officer and Chief
                                   Financial Officer

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY

                       QUARTERLY STATEMENT ON FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1996


                                    EXHIBITS