Form 10QSB
period 1996-09-30
COMMUNITY FINANCIAL GROUP INC
filed 1996-11-12
CIK 852677

                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


  X      Quarterly Report under Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934

         For the quarterly period     September 30, 1996
                                  ---------------------------------------------

Commission File Number:        0-28496
                        -------------------------------------------------------

                                      Community Financial Group, Inc.
-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

        Tennessee                                        62-1626938
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

 401 Church Street, Nashville, Tennessee                      37219-2213
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

 (615) 271-2000                 (Issuer's telephone number, including area code)
--------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          X     Yes            No
                                        -----           -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Common shares outstanding 2,201,789 as of November 1, 1996.

                                     PART I

                             FINANCIAL INFORMATION

                                                                       Page(s)
                                                                      ---------
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet
          - September 30, 1996 ....................................       1

         Consolidated Statement of Changes in Shareholders' Equity
          - Nine Months Ended September 30, 1996 ..................       2

         Consolidated Statements of Income
          - Three and Nine Months Ended September 30, 1996
            and 1995 ..............................................       3

         Consolidated Statements of Cash Flows
          - Nine Months Ended September 30, 1996 and 1995 .........     4 - 5

         Notes to Consolidated Financial Statements
          - September 30, 1996 ....................................     6 - 11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ......................    12 - 15



                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS ..................................................       16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................    16 - 17

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)

                                  (UNAUDITED)

                                    ASSETS

Cash and due from banks                                                                          $     5,633
Federal funds sold                                                                                     4,000
Securities available for sale (amortized cost $46,832)                                                46,649
Loans (net of unearned income of $225):
 Commercial                                                                                           36,006
 Real estate - mortgage loans                                                                         55,841
 Real estate - construction                                                                            9,137
 Consumer                                                                                              3,669
                                                                                                 -----------
   Loans, net of unearned income                                                                     104,653
 Less allowance for possible loan losses                                                              (2,971)
                                                                                                 -----------

        Total Net Loans                                                                              101,682
                                                                                                 -----------

Premises and equipment, net                                                                              588
Accrued interest and other assets                                                                      1,554
                                                                                                 -----------

        Total Assets                                                                             $   160,106
                                                                                                 ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY


Non-interest bearing demand deposits                                                             $    11,455
Interest-bearing deposits:
   NOW accounts                                                                                        4,737
   Money market accounts                                                                              59,055
   Time certificates less than $100,000                                                               27,451
   Time certificates $100,000 and greater                                                             25,021
                                                                                                 -----------
         Total Deposits                                                                              127,719
                                                                                                 -----------

Federal Home Loan Bank borrowings                                                                      9,500
Accounts payable and accrued liabilities                                                               1,566
                                                                                                 -----------

         Total Liabilities                                                                           138,785
                                                                                                 -----------
Commitments and contingencies                                                                              -

Shareholders' equity (Note F):
   Common stock, $6 par value; authorized 50,000,000 shares; issued and
     outstanding 2,201,514 shares                                                                     13,209
   Additional paid-in capital                                                                          6,673
   Retained earnings                                                                                   1,622
   Unrealized loss on securities available for sale                                                     (183)
                                                                                                 -----------
Total Shareholders' Equity                                                                            21,321
                                                                                                 -----------

         Total Liabilities and Shareholders' Equity                                              $   160,106
                                                                                                 ===========

         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)



                                                                                                      Unrealized
                                                                                                    Gain (loss) on
                                                            Additional                                Securities
                                          Common             Paid-In           Retained                Available
                                           Stock             Capital       Earnings (Deficit)          For Sale        Total
                                        -----------       -------------    ------------------     ----------------   ----------
Balance, January 1, 1996                $  13,149           $   8,500          $   (1,916)         $     279          $  20,012

Issuance of common stock -
  Associates Stock Purchase and
  Performance Based Incentive
  Program Plan (10,014 shares)                 60                  24                   -                  -                 84

Net income                                      -                   -               1,950                  -              1,950

Transfers to comply with state
  statute regarding dividends, net
  (Note F)                                      -              (1,851)              1,851                  -                  -

Cash dividends - $.12 per share                 -                   -                (263)                 -               (263)

Change in unrealized
  gain (loss) on securities
  available for sale                            -                   -                   -               (462)              (462)
                                        ---------          ----------          ----------          ---------          ---------

Balance, September 30, 1996             $  13,209           $   6,673          $    1,622          $    (183)         $  21,321
                                        =========          ==========          ==========          =========          =========


         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         Three Months Ended                            Nine Months Ended
                                                            September 30                                  September 30
                                                  ------------------------------             -----------------------------------
                                                     1996               1995                    1996                     1995
                                                  -----------       ------------             -----------              ----------
Interest income:
  Interest and fees on loans                      $     2,402       $      2,173             $     7,039              $    6,292
  Interest on federal funds sold                           71                 91                     209                     275
  Interest on securities:
    U.S. Treasury securities                               72                147                     293                     506
    Other U.S. government agency obligations              641                664                   1,927                   1,919
                                                  -----------       ------------             -----------              ----------
        Total interest income                           3,186              3,075                   9,468                   8,992
                                                  -----------       ------------             -----------              ----------
Interest expense:
  Interest bearing demand deposits                        777                643                   2,138                   2,003
  Savings and time deposits less than $100,000            438                551                   1,396                   1,565
  Time deposits $100,000 and over                         368                497                   1,203                   1,403
  Federal Home Loan Bank borrowings                        10                  -                      10                       -
  Federal funds purchased                                   5                  -                       8                       -
                                                  -----------       ------------             -----------              ----------
        Total interest expense                          1,598              1,691                   4,755                   4,971
                                                  -----------       ------------             -----------              ----------

Net interest income                                     1,588              1,384                   4,713                   4,021
Provision for possible loan losses                          -                  -                       -                    (520)
                                                  -----------       ------------             -----------              ----------
Net interest income after provision for
 possible loan losses                                   1,588              1,384                   4,713                   4,541
Non-interest income:
   Service fee income                                      46                 41                     121                     177
   Trust income                                           114                 79                     317                     245
   Investment Center income                                23                 21                      56                      40
   Gain (loss) on sale of securities                        -                  -                      (2)                    (11)
   Income from foreclosed assets                           12                  9                     133                      32
   Gain on sale of foreclosed assets                        -                 47                       5                      47
   Other                                                   22                 10                      82                      44
                                                  -----------       ------------             -----------              ----------
        Total non-interest income                         217                207                     712                     574
                                                  -----------       ------------             -----------              ----------

Non-interest expense:
Salaries and employee benefits                            607                557                   1,774                   1,649
Occupancy expense                                         160                 99                     391                     316
FDIC insurance                                              -                (11)                      2                     152
Audit, tax and accounting                                  53                 40                     156                     110
Data processing expense                                    51                 46                     159                     136
Other operating expenses                                  302                262                     901                     761
                                                  -----------       ------------             -----------              ----------
        Total non-interest expense                      1,173                993                   3,383                   3,124
                                                  -----------       ------------             -----------              ----------
Income before income taxes                                632                598                   2,042                   1,991
Provision for income taxes                                 62                  -                      92                       -
                                                  -----------       ------------             -----------              ----------
Net income                                        $       570       $        598             $     1,950              $    1,991
                                                  ===========       ============             ===========              ==========
Earnings per share (Note F)                       $       .26       $        .27             $       .88              $      .90
                                                  ===========       ============             ===========              ==========
Weighted average common shares outstanding          2,219,082          2,206,085               2,216,286               2,201,135
                                                  ===========       ============             ===========              ==========



         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                Nine Months Ended September 30
                                                                               --------------------------------
                                                                                     1996             1995
                                                                                --------------    -------------
Cash flows from operating activities:
   Interest received                                                             $   9,579            $   8,904
   Fees received                                                                       708                  653
   Interest paid                                                                    (5,344)             ( 4,717)
   Cash paid to suppliers and associates                                            (3,463)              (2,959)
                                                                                 ---------            ---------
        Net cash provided by operating activities                                    1,480                1,881
                                                                                 ---------            ---------


Cash flows from investing activities:
    Maturities of securities available for sale                                      7,843                3,099
    Maturities of securities held to maturity                                            -                1,147
    Proceeds from sales of securities available for sale                             6,016                4,078
    Purchases of securities available for sale                                     (13,061)              (9,057)
    Loans (originated) repaid by customers, net                                     (6,376)             (11,288)
    Capital expenditures                                                               (54)                (380)
                                                                                 ---------            ---------
        Net cash used by investing activities                                       (5,632)             (12,401)
                                                                                 ---------            ---------

Cash flows from financing activities:
    Net increase (decrease) demand deposits, NOW, money market accounts              9,288               (8,417)
    Net increase (decrease) in certificates of deposit                             (12,103)               8,176
    Increase in Federal HomeLoan Bank borrowings                                     9,500                    -
    Proceeds from issuance of common stock                                              84                   50
    Dividends paid                                                                    (263)                   -
                                                                                 ---------            ---------
        Net cash provided by financing activities                                    6,506                 (191)
                                                                                 =========            =========
Net increase (decrease) in cash and cash equivalents                                 2,354              (10,711)

Cash and cash equivalents - beginning of period                                      7,279               18,486
                                                                                 ---------            ---------
Cash and cash equivalents - end of period                                        $   9,633            $   7,775
                                                                                 =========            =========



         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                   Nine Months Ended September 30
                                                                                   -------------------------------
                                                                                      1996                 1995
                                                                                   ------------       ------------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                                           $ 1,950              $ 1,991
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
   Depreciation and amortization                                                         153                  138
   Provision for possible loan losses                                                      -                ( 520)
   Loss on sale of securities                                                              2                   11
   Gain on sale of foreclosed assets                                                      (5)                 (47)
   Loss on disposal of equipment                                                           3                    -
   Changes in assets and liabilities:
     Decrease in other real estate                                                         -                  122
     Increase in accrued interest and other assets                                        65                 (214)
     Increase (decrease) in accounts payable and accrued liabilities                    (688)                 400
                                                                                     -------              -------
        Total adjustments                                                               (470)                (110)
                                                                                     -------              -------
        Net cash provided by operating activities                                    $ 1,480              $ 1,881
                                                                                     =======              =======
Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain/loss on available for sale securities                   $  (462)             $   952
                                                                                     =======              =======


See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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


B.       SECURITIES

         Securities with an aggregate amortized cost of approximately $28.5 million and a fair market value of $28.2 million at September 30, 1996, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.


C.       ALLOWANCE FOR POSSIBLE LOAN LOSSES

         An analysis of the changes in the allowance for possible loan losses follows (in thousands):

                                                               Nine Months Ended                Three Months Ended
                                                               September 30, 1996                 September 30, 1996
                                                               ------------------               --------------------
         Balance, beginning of period                              $    3,034                      $     3,176
         Provision charged (credited) to operations                         -                                -
         Loans charged off                                               (449)                            (268)
         Recoveries                                                       386                               63
                                                                   ----------                      -----------
         Balance, end of period                                    $    2,971                      $     2,971
                                                                   ==========                      ===========
         Allowance ratios are as follows:
           Balance, to loans outstanding end of period                   2.84%                            2.84%
           Net charge-offs (recoveries) to average loans                  .06%                             .20%

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

         At September 30, 1996, the Company recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are $638,000 and $349,000, respectively. This valuation allowance is included in the allowance for loan losses on the consolidated balance sheet.

         The average recorded investment in impaired loans for the three and nine months ended September 30, 1996, were $405,000 and $336,000, respectively.

         Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three and nine months ended September 30, 1996.


E.       INCOME TAXES

         Actual income tax expense for the three and nine months ended September 30, 1996 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                                              Nine Months Ended                Three Monhs Ended
                                                                              September 30, 1996               September 30, 1996
                                                                              ------------------               ------------------

         Computed "expected" tax expense                                           $  695                           $  215
         Benefit of net operating loss carryforward                                  (603)                            (153)
                                                                                   ------                           ------

                 Total Income Tax Expense                                          $   92                           $   62
                                                                                   ======                           ======

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

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


E.       INCOME TAXES - CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996, are presented below (in thousands):

                                                                                                      September 30,
                                                                                                          1996
                                                                                                     ------------------
         Deferred tax assets:

         Deferred fees, principally due to timing differences in the recognition of income               $  124
         Net operating loss carryforwards                                                                   310
         Unrealized loss on securities available for sale                                                    70
         Alternative minimum tax carryforwards                                                               77
         Other                                                                                               14
                                                                                                         ------

            Total gross deferred tax assets                                                                 595
                                                                                                         ------

            Less valuation allowance                                                                       (223)
                                                                                                         ------

            Net deferred tax assets                                                                         372
                                                                                                         ------

         Deferred tax liabilities:

         Discount on securities deferred for tax purposes                                                   (89)
         Loans, principally due to provision for possible losses                                           (212)
         Premises and equipment, principally due to differences in depreciation methods                     (63)
         Other                                                                                               (8)
                                                                                                         ------

            Total gross deferred tax liabilities                                                            372
                                                                                                         ------

         Net                                                                                             $    -
                                                                                                         ======

         The net decrease during the nine months ended September 30, 1996, in the valuation allowance for deferred tax assets was $537,000.

         At December 31, 1995, the Company had a net operating loss carryforward for income tax purposes of $2.3 million for federal purposes and $4.4 million for state purposes. These federal and state net operating loss carryforwards expire in the year 2007.


F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 60,000 shares at September 30, 1996.

         At September 30, 1996, warrants to purchase 4,744,927 shares of the Company common stock were outstanding. The exercise price of the warrants is $12.50, and they expire on December 31, 1998.

         Management has used the treasury stock method to compute earnings per share since CFGI and The Bank were incorporated. CFGI options and warrants are common stock equivalents. The above mentioned warrants have not been included in CFGI's computation of earnings per share because the market price of CFGI (and previously The Bank) common stock has been less than the exercise price of the warrants since issuance. If the market price of the common stock exceeds the warrants'exercise price for substantially all of any three-month reporting period, CFGI will reflect the impact of the warrants in all

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


F.       SHAREHOLDERS' EQUITY - CONTINUED

         future earnings per share computations using the modified treasury stock method. The modified treasury stock method assumes the exercise of all outstanding warrants, the repurchase of up to 20% of CFGI's stock, the retirement of any long-term and short-term borrowings and the investment of the remaining proceeds, with appropriate recognition of any income tax effects. If CFGI's stock price had been in excess of $12.50 per share for substantially all of the three-month reporting period ending September 30, 1996, earnings per share using the modified treasury stock method for the three and nine months ended September 30, 1996 would have been $.15 and $.50 respectively.

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


G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At September 30, 1996, the Company had unfunded commitments to extend credit totaling $29,445,000 consisting of unfunded lines of credit and commitments to extend credit. Additionally, the Company had standby letters of credit of $1,818,000 as of September 30, 1996.

         The Bank is required to maintain average balances with the Federal Reserve Bank to meet its reserve requirements. The average amount of these balances for the three and nine months ended September 30, 1996, was approximately $733,000 and $641,000, respectively. The required balance at September 30, 1996 was $970,000.


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

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


H.       FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

         The following table presents the carrying amounts and the estimated fair value of the Company's financial instruments at September 30, 1996.

                                                                                                                 Estimated
                                                                                             Carrying Amount     Fair Value
                                                                                             ---------------     ----------
                                                          (In Thousands)
         Financial assets:
           Cash due from banks and federal funds sold                                        $   9,633           $    9,633
           Investment securities                                                                46,649               46,649
           Loans, net of unearned income                                                       104,653              104,693

         Financial liabilities:
           Deposits                                                                            127,719              127,999
           Federal Home Loan Bank borrowings                                                     9,500                9,500

                                                                                             Contractual or       Estimated
                                                                                            Notional Amounts     Fair Value
                                                                                            ----------------     ----------
                                                          (In Thousands)
         Off-balance items:
           Interest rate floors                                                              $  8,000            $        *
           Commitments to extend credit                                                        29,445                     *
           Standby letters of credit                                                            1,818                     *

        *The estimated fair value of these items was not significant at September 30, 1996.

         The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments:

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

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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


I.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has entered into interest rate floor agreements for its asset/liability management program to reduce interest rate risk. These interest rate floors represent obligations by third parties whereby the Company receives payment when the underlying rate index falls below an agreed upon level. The Company paid a fee of $102,000, which is amortized as an adjustment of yield. The unamortized portion of this fee was $36,000 at September 30 1996. At September 30, 1996, the Company held interest rate floor contracts with notional amounts totaling $8.0 million which expire in 1997 and 1998, and were entered into to protect the Company from falling interest rates (See Note H).

         ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion addresses the financial condition of Community Financial Group, Inc. (CFGI), and its wholly- owned subsidiary, The Bank of Nashville (The Bank). CFGI is a bank holding company and the parent of the wholly-owned subsidiary, The Bank of Nashville. The acquisition of The Bank of Nashville by CFGI was consummated on April 30, 1996. The balances and activities for the period prior to April 30, 1996, are those of The Bank of Nashville only. Operations of CFGI and The Bank are collectively herein referred to as The Company. The accompanying consolidated financial statements and notes are considered to be an integral part of the analysis and should be read in conjunction with this narrative. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of the results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should also be made to The Bank of Nashville's 1995 annual report for a more complete discussion of factors that impact results of operations, liquidity and capital.

         This discussion is designed to assist readers in their analysis of CFGI's consolidated financial statements and related notes.

         OVERVIEW

         CFGI reported net income of $570,000 for the third quarter of 1996, compared with net income of $598,000 for the third quarter of 1995.
         The Company earned $.26 per share for the third quarter of 1996, a decline of 4% from the $.27 per share reported for the third quarter of 1995. The decline in net income was primarily the result of incurring income tax expense and costs associated with the implementation of expansion plans which included the establishment of The Bank's new mobile branch and plans to open a branch in Green Hills during the fourth quarter of 1996. As a result of management's assessment of asset quality and the level of nonperforming assets, The Company recorded no provision for possible loan losses during the third quarter of either 1996 or 1995. The Company's annualized return on average assets was 1.44% for the third quarter of 1996 and 1.57% for the third quarter of 1995. Annualized return on average equity for the third quarter of 1996 and 1995 was 10.74% and 12.56%, respectively.

         Net income for the nine month period ended September 30, 1996 was $1,950,000 and included a zero provision for possible loan losses which compares with net income of $1,991,000 during the first nine months of 1995, a period in which The Company's earnings benefited from recording a $520,000 negative provision for possible loan losses. Earnings per share were $.88 for the nine months ended September 30, 1996, compared with $.90 for the same period in 1995. Net interest income increased $692,000, 17.2%, during the first nine months of 1996 compared to the same period in 1995. Non-interest income increased $138,000, 24.0%, during the first nine months of 1996 compared with the same period in 1995. This increase in net interest income was primarily due to increases in Trust income, Investment Center income, and income on foreclosed assets. These increases were partially offset by a decrease in service fee income and a decrease in gains on sale of foreclosed assets. Non-interest expense increased $259,000, 8.3%, during the first nine months of 1996 compared with the same period in 1995. This increase was primarily reflected in the area of salaries and benefits, occupancy expense, audit, tax and accounting expense, and data processing expense. The Company recorded a $92,000 provision for income taxes during the first nine months of 1996, while no provision was made for this period in 1995. Year to date results and forecasts by management of future earnings necessitated the recording of a provision for income taxes as the expectation exists that net operating loss (NOL's) carryforwards will be fully utilized during 1996. It is the expectation that the fourth quarter in 1996 will continue to reflect increased tax provisions. The Company's effective tax rate in 1997 will more closely reflect statutory tax rates.

         NET INTEREST INCOME

         Net interest income is the principal component of The Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on deposits. Fluctuation in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net income. Net interest income for the third quarter of 1996 was $1.6 million, an increase of 14.7% from $1.4 million in the third quarter of 1995. The increase in net interest income resulted from a $5.3 million increase in the average volume of earning assets which was partially offset by a $2.6 million increase in the volume of average interest bearing liabilities. Net interest income also benefited from a 30 basis point decline in the interest rate paid on interest bearing liabilities. The increase in volume of average earning assets may be attributed to a $13.9 million increase in average loans outstanding which was partially offset by a $7.9 million decline in average investments and a $.6 million decline in Federal Funds sold. These changes in mix positively impacted The Company's net interest income, as there was a greater concentration in loans, The Company's highest yielding asset. Net interest income was also positively impacted by a shift in the mix of interest bearing liabilities. The volume of NOW Accounts increased 2.5% and Money Market Accounts increased 30.4%, while certificates of deposit less than $100,000 declined 17.4% and certificates of deposit $100,000 or greater declined 21.0%. This shift in mix positively impacted net income, as both NOW Accounts and Money Market Accounts bear lower rates of interest paid than do both classifications of certificates of deposit. All classifications of interest bearing liabilities reflected declines in average rates paid during the third quarter of 1996 compared to the same period in 1995. The average rate paid declined 20 basis points on NOW Accounts, 30 basis points on Money Market Investment Accounts, 20 basis points on certificates of deposit less than $100,000, and 40 basis points on certificates of deposit $100,000 or greater.

         Net interest income for the first nine months of 1996 was $4.7 million, an increase of 17.2%, compared to $4.0 million during the first nine months of 1995. The increase in net interest income during the first nine months of 1996 resulted from an increase of 5.5% in the volume of average earning assets, while average interest bearing liabilities only increased 3.3%. Net interest income was further impacted by average rates on earning assets remaining level while average rates paid on interest bearing liabilities declined 40 basis points. Net interest income was also positively impacted by the shift in the mix of earning assets which reflected loans increasing by 15.5%, while investments and Federal Funds sold declined by 10.4% and 8.9%, respectively. A shift in the mix of average interest bearing liabilities also contributed to the improvement in net interest income as funds moved from higher rate certificates of deposit to lower rate Money Market Investment and NOW Accounts. This shift in mix in average interest liabilities was comprised of increases of 16.9% in NOW Accounts and 19.2% in Money Market Investment Accounts, as well as decreases of 10.1% in certificates of less than $100,000 and 10.1% in certificates of deposit $100,000 or greater. Although the movement of funds into more liquid transaction accounts which has occurred during the past nine months has the effect of lowering the cost of funds and benefiting the net interest margin, it also positions this money to reprice more rapidly in a changing interest rate environment. These shifts from certificates of deposit to more liquid deposits reflect a general expectation that interest rates will rise.

         The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.2% and 3.7% for the quarters ended September 30, 1996 and 1995, respectively. Net interest margin was 4.1% for the nine month period ended September 30, 1996, compared to 3.7% for the same period in 1995. The increase in net interest margin for the three month and nine month periods ended September 30, 1996, compared to the same periods in 1995, resulted primarily from a higher volume of earning assets and the mix of those assets, as well as a shift in the mix of interest bearing liabilities and an overall decline in the rate paid on these liabilities.

         NON-INTEREST INCOME

         Non-interest income was $217,000 for the third quarter of 1996, compared with $207,000 for the same period in 1995. Excluding gains (losses) on sale of securities and sale of foreclosed assets, which were zero in the third quarter of 1996 and $47,000 for the same period in 1995, non-interest income increased $57,000. All categories of non-interest income reflected increases during the third quarter of 1996 when compared to the same period in 1995.

         Total non-interest income was $712,000 for the first nine months of 1996, compared with $574,000 for the same period in 1995. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets of $3,000 in 1996 and $36,000 in 1995, increased $171,000 for the first nine months of 1996 compared with the same period in 1995. Increases in 1996 compared to 1995 we comprised of $72,000 in Trust income, $101,000 in income from foreclosed assets, and $38,000 in other income which were partially offset by declines of $56,000 in service fee income largely the result of decline NSF/overdraft fees and checking account activity charges and $42,000 in gains on the sale of foreclosed assets. The increase in income from foreclosed assets during 1996 was primarily a result of income received from liquidating a partnership interest which was no longer carried on The Company's balance sheet.


         NON-INTEREST EXPENSE

         Total non-interest expense increased $180,000 during the third quarter of 1996 compared with the same period of 1995. This increase was the result of increases of $50,000 in salaries and employee benefits, $61,000 in occupancy expense, $13,000 in audit, tax and accounting expense, $5,000 in data processing expense, and $40,000 in other operating expense. Salaries and employee benefits, as well as occupancy expense, were impacted during the third quarter of 1996, as The Company implemented expansion plans. The Bank's new mobile branch which provides the convenience of "at your door" banking services was established in September of 1996. Also during the third quarter of 1996, The Bank received approval to open a branch in Green Hills at the Glendale Center. Although the branch is not scheduled until the fourth quarter of 1996, staffing and occupancy expense began to be incurred during the third quarter of 1996.

         Total non-interest expense increased $259,000, or 8.3%, during the first nine months of 1996 compared with the same period of 1995. Increases were reflected in the areas of salaries and employee benefits, occupancy expense, audit, tax and accounting expense, data processing expense, and other operating expense. These increases were partially offset by a $150,000 decrease in FDIC insurance expense. The decrease in FDIC premium expense was the result of premium decreases announced by the FDIC, as well as a reduction in The Company's assessment rate as a result of its overall improved condition.

         INCOME TAXES

         Reported earnings have reflected the use of net operating loss carryforwards and, as such, no significant income taxes were recorded during 1995. Provision for income taxes expense was $62,000 during the third quarter of 1996 and $92,000 for the nine month period ended September 30, 1996. It is anticipated that future periods will reflect additional income tax expense, as it is management's evaluation that it is highly likely that the remaining Federal NOL's will be fully utilized during 1996 placing The Company in the position of incurring additional income tax expense in the fourth quarter of 1996 and income tax expense in 1997 which more closely reflects statutory tax rates. Reference should be made to Note E of the consolidated financial statements.

         CREDIT QUALITY AND ALLOWANCE

         Nonperforming assets, which include nonaccrual loans, restructured loans, and foreclosed properties, were $857,000 at September 30, 1996, an increase of $406,000 from the $451,000 reported at December 31, 1995. There were no loans 90 days or more past due and still accruing interest at September 30, 1996 or at December 31, 1995. Nonperforming assets as a percentage of total loans outstanding were .82% at September 30, 1996 compared to .46% at December 31, 1995. Potential problem loans totaled approximately $134,000 at September 30, 1996, compared with $386,000 at December 31, 1995.

         The Company recorded no expense for provision of possible loan losses during the first nine months of 1996, compared with a negative provision for possible loan losses of $520,000 during the first nine months of 1995. The negative provision recorded during 1995 was primarily the result of net recoveries of $527,000 combined with management's assessment of the level of the allowance for possible loan losses. Net charge-offs were $63,000 during the first nine months of 1996 compared with net loan recoveries of $488,000 during the same period in 1995. The allowance for possible loan losses was $3.0 million at September 30, 1996 and at December 31, 1995. Loan and valuation reserves as a percentage of total nonperforming assets were 347% and 673% at September 30, 1996 and December 31, 1995, respectively. The level of the allowance and the amount of the provision are determined on a quarter by quarter basis and, given the inherent uncertainties involved in the estimation process, no assurance can be given as to the amount of the allowance at any future date.

         BALANCE SHEET

                The Company's total assets at September 30, 1996, were $160.1 million, an increase of $7.3 million from December 31, 1995. This increase was the result of an increase of $6.4 million in total net loans and $3 million in Federal Funds sold which were partially offset by decreases of $.6 million in cash and due from banks and $1.3 million in investment securities. Total deposits at September 30, 1996, were $127.7 million, a decrease of $2.8 million, of 2.2%, from the $130.5 million at December 31, 1995. The decline in deposits resulted from a $12.1 million decline in time certificates of deposit and a $1.4 million decline in NOW Accounts. These declines were partially offset by increases of $2.3 million in non-interest bearing demand deposits and $8.4 million in Money Market Investment Accounts. At September 30, 1996, liabilities included Federal Home Loan Bank borrowings of $9.5 million, while no such borrowings were reflected at December 31, 1995. Borrowings from the Federal Home Loan Bank are utilized to both fund loan demand and to fund investment securities with similar maturities to improve overall net income. Shareholders' equity (adjusted for SFAS No. 115) increased $1.3 million to $21.3 million at September 30, 1996, from $20.0 million at December 31, 1995. This increase was primarily the result of net income of $2.0 million during the first six months of 1996. Unrealized losses on securities available for sale were $183,000 at September 30, 1996, compared to an unrealized gain on securities available for sale of $279,000 at December 31, 1995. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 and reflect current market value on these securities.

         CAPITAL ADEQUACY AND LIQUIDITY

         Capital adequacy remained strong during the first nine months of 1996. Shareholders' equity, excluding SFAS No. 115 adjustments at September 30, 1996, was $21.5 million, or 13.4% of total assets, which compares with $19.7 million, or 12.9%, of total assets at December 31, 1995.
         The increase in total capital during the first nine months of 1996 resulted primarily from earnings, the impact of which was partially offset by decline in the unrealized gain/loss on securities available for sale of $462,000 and the payment of dividends of $263,000. At September 30, 1996, The Company's primary and total capital ratios to adjusted assets were 13.3% and 14.9%, respectively, which are significantly in excess of the applicable regulatory requirements of the Federal Reserve Board. The Company's total risk based capital ratio was 21.2% at September 30, 1996, compared with 22.0% at December 31, 1995. All capital ratios continue to exceed regulatory guidelines.

         The Company paid quarterly dividends of $.04 per share to shareholders during each of the first three quarters of 1996. In order to pay these dividends, in accordance with state statute, The Bank transferred $1.9 million from additional paid in capital to retained earnings and subsequently transferred $200,000 from retained earnings to additional paid in capital. Transfers will continue to be made by The Bank from retained earnings to additional paid in capital as dividends are paid, until such time as additional paid in capital equals common stock.

         The Bank's principal sources of asset liquidity are marketable securities available for sale and Federal Funds sold, as well as maturities of securities. The estimated average maturity of securities held was 1.4 years at September 30, 1996, compared to 10 months at December 31, 1995. Securities available for sale were $46.6 million at September 30, 1996, compared to $47.9 million at December 31, 1995. Additional liquidity was provided by a Federal Funds sold position of $4.0 million at September 30, 1996, compared to $1.0 million at December 31, 1995. Core deposits, a relatively stable funding base, comprised 80.4% of total deposits at September 30, 1996 and 77.0% at December 31, 1995. Core deposits represent total deposits excluding time certificates of deposit $100,000 or greater.

                                    PART II

                               OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not matters submitted to a vote of the Security holders during the quarter ended September, 1996.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                     Description
-----------              -----------------------

  11                     Statement regarding computation of earnings per share.

  27                     Financial Data Schedule - (SEC use only)


(B) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COMMUNITY FINANCIAL GROUP, INC.
                                        --------------------------------
                                                   Registrant



November  12 , 1996                     /s/ Mack S. Linebaugh, Jr.
-------------------------               --------------------------------
Date                                    Mack S. Linebaugh, Jr.
                                        President, Chairman of the Board,
                                        Chief Executive Officer and Chief
                                        Financial Officer