Form 10KSB40
period 1996-12-31
COMMUNITY FINANCIAL GROUP INC
filed 1997-03-28
CIK 852677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB



(Mark One)
 x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act --- of 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
For the fiscal year ended  December 31, 1996
                          ------------------------------------------------------

Commission File Number   0-28496
                       ---------------------------------------------------------

 Community Financial Group, Inc.
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its charter)

            Tennessee                                       62-1626938
---------------------------------                       -------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification No.)

 401 Church Street             Nashville, Tennessee          37219-2213
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (615) 271-2000
                                                   -----------------------------

           Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, par value $6 per share
--------------------------------------------------------------------------------
           (Title of Class)

 Warrants, exercise price $12.50 per share
--------------------------------------------------------------------------------
           (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                    Yes X    No
                                       ---      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.
$13,826,000.

The aggregate market value (price at which the stock sold) of Community Financial Group, Inc., voting common stock held by non-affiliates as of February 28, 1997, was $20,353,461.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                         Outstanding at
           Class                                         March 12, 1997
           -----                                         --------------

Common stock $6 par value                               2,203,555 shares


                      Documents Incorporated by Reference:

     Document from which portions                   Part of Form 10-KSB to
     are incorporated by reference                    which incorporated
     -----------------------------                  ----------------------

1.  Annual Report to Shareholders for year            Part II - Items 5,6,
     ended December 31, 1996                                7 and 8

2.  Proxy Statement dated March 25, 1997              Part III - Items 9,
                                                        10, 11 and 12

ITEM 1 - DESCRIPTION OF BUSINESS


On December 13, 1995, Community Financial Group, Inc. ("CFGI"), was incorporated, as a Tennessee Corporation. CFGI, also filed an application with the Board of Governors of the Federal Reserve System for prior approval to become a one bank holding company pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended. This application was filed on January 22, 1996, and approval was received on March 29, 1996.

As of December 31, 1996, the only subsidiary of CFGI was The Bank of Nashville (The Bank). CFGI and The Bank are collectively referred to herein as "the Company".

The Bank was incorporated under the laws of the State of Tennessee, on July 10, 1989. The Bank was approved as a State Bank, is a member of the Federal Reserve System, and is insured by the Federal Deposit Insurance Corporation. The initial business day for the Bank was November 20, 1989. The Company has a total of 52 employees.

The present area and scope of the Company's activities include providing a full range of banking and related financial services, including commercial banking, consumer banking, trust services, investment services, and real estate finance. The Company has a Trust Division that provides a full range of fiduciary services, including trusteeships, custodianship, safekeeping, employee benefit plan administration, and investment management. The Trust Division's services are available to individuals, businesses, municipalities, and charitable organizations. BFP Financial Partners, Inc., a subsidiary of Legg Mason Wood Walker, Inc., operates an Investment Center in the Company's primary location which provides bank customers convenient access to a wide array of investment products.

The Company's capital position is adequate, in that the total risk-based capital ratio was 20.6%; tier 1 risk-based capital ratio was 19.3% and tier 1 leverage ratio was 13.2% at December 31, 1996. The total risk-based capital ratio of the Bank was 20.4%; tier 1 risk-based capital ratio was 19.1% and tier 1 leverage ratio was 13.1% at December 31, 1996. These capital ratios exceed the current regulatory minimum requirements.

The loss of any one of the Company's deposits or loans from, or to, a single person/business (including federal/state/local governments/agencies) would not have a material adverse effect on the business of the Company beyond which has been planned for in the Company's liquidity position. Due to the commercial nature of the Company's target market, liabilities and loans are evaluated relative to industry concentration and volatility. At December 31, 1996, approximately 24% of total deposits were related to the construction and real estate development industries while approximately 4% were related to the health care industry. These areas represent the largest deposit concentrations and are generally reflective of the local economy and the Company's asset mix. These deposits are primarily reflected in the Company's demand deposit and interest bearing money market account totals and are deposits of relationship commercial customers, which by their nature are concentrated in a fewer number of customer relationships than would be the case in consumer deposit funding sources. No significant portion of the Company's business can be considered seasonal. The nature of the Company's business is principally domestic, thereby eliminating risks attendant to foreign sources and applications of funds.

The Company is focused on serving small/mid-sized businesses and individuals in the middle Tennessee market, with a primary service area of the Metro Nashville-Davidson County Metropolitan Statistical Area (MSA). Nashville, located in the north central part of the State, is the State's largest MSA. Situated midway between the Mississippi delta to the west, and the Great Smokey Mountains to the east, Metropolitan Nashville covers 533 square miles. Over half of the population of the United States is located within a 600 mile radius of the City, and the central location has contributed to the emergence of Nashville as an important transportation, tourism, and distribution center. Diversity is a key element of the Nashville economy with printing and publishing, healthcare, automobile manufacturing, financial services, education, government, entertainment, tourism, hospitality, manufacturing, warehousing, and various service sectors, all being major contributors to the economic vitality of the area.

The activities in which the Company engages are very competitive. Generally, the Company competes with other banks and nonbank financial institutions located primarily in the middle Tennessee market area. The principal methods of competition center around such aspects as interest rates on loans and deposits, decision making relationship management, customer services, and other service oriented fee based products. Most of the Company's competitors are major corporations with substantially more assets and personnel than the Company.

The Company actively competes for loans and deposits with other commercial banks, brokerage firms, savings and loan associations and credit unions. Consumer finance companies, department stores, mortgage brokers, and insurance companies are also significant competitors for various types of loans. There is also active competition for various types of fiduciary and trust business from other banks, trust, and investment companies, and others.

The Company is headquartered in the downtown central business district of Nashville. The Company occupies space in the lower level, the second floor, and the third floor of the L & C Tower, located at 401 Church Street, a location which serves as the Bank's main office. An exterior Automated Teller Machine
(ATM) and commercial depository are located on Fourth Avenue, also at the L & C Tower. A second ATM location was established in 1994 at 201 Broadway, serving local businesses and individuals as well as tourists on historic 2nd Avenue in Nashville, Tennessee. In 1995, two additional ATMs were opened. One was established in Cummins Station, a retail and office complex located at 10th Avenue South. The other ATM combined with a commercial depository is located on Music Valley Drive, in the Opryland area. In 1996, the Company received regulatory approval to establish a mobile branch. The mobile branch brings traditional banking services to the offices of the Company's customers. In December 1996, an ATM was place in the Green Hills Mall. A full service branch office, located in Green Hills, opened January 23, 1997. Management anticipates that additional offices may be established as deemed appropriate, during future years, subject to regulatory approval.

During 1996, the Company declared dividends of $.16 per share which resulted in a dividend payout ratio of 13.91%. Other information relating to current banking issues and the regulatory environment are addressed in the 1996 Annual Report to Shareholders.

The following schedules are provided in accordance with Guide 3 "Statistical Disclosure by Bank Holding Companies." All schedules, except those noted below, have been omitted since the required information is either not applicable or is incorporated by reference in the Company's 1996 Annual Report.

       - Schedule III-A - Types of Loans

       - Schedule III-B - Maturities and Sensitivities of Loans to Changes in Interest Rates

       - Schedule IV-B - Allocation of the Allowance for Loan Losses


III. LOAN PORTFOLIO

       The following table presents a summary of loan types (net of unearned income) by categories for the last five years.

                                 SCHEDULE III-A

                                 TYPES OF LOANS

                                                         December 31,
                                     ----------------------------------------------------
                                       1996       1995       1994       1993       1992
                                     --------   --------   --------   --------   --------
         Loans (net of
           unearned
           income of
           $256, $203,
           $202, $196
           and $517
           respectively)
         Commercial                  $ 35,721   $ 40,657   $ 35,108   $ 30,028   $ 37,184
         Real estate -
           mortgage
           loans                       58,763     48,648     41,800     44,743     48,363
         Real estate -
           construction                 9,467      5,952      2,227        849        433
         Consumer                       3,937      3,083      1,950      1,510      2,026
                                     --------   --------   --------   --------   --------

                                     $107,888   $ 98,340   $ 81,085   $ 77,130   $ 88,006
                                     ========   ========   ========   ========   ========

Most of the Company's business activity is with customers located in the Middle Tennessee region. Generally, loans are secured by real estate, inventory, receivables, stocks, time certificates, or other assets. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The Company grants residential, consumer, and commercial loans to customers throughout the Middle Tennessee region. Real estate mortgage and construction loans reflected in the preceding schedule are comprised primarily of loans to commercial borrowers.

At December 31, 1996, funded and unfunded loan commitments as classified by standard Industry Classification codes include borrowers in the real estate industry approximating $21.3 million and $3.9 million, respectively, and loans to building contractors approximating $7.8 million and $7.5 million, respectively. At December 31, 1995, funded and unfunded commitments to borrowers in the real estate industry were approximately $18 million and $2 million, respectively, and loans to building contractors were approximately $6.7 million and $5.3 million, respectively.

The following table presents the maturity distribution of loan categories at December 31, 1996 (in thousands).

                                 SCHEDULE III-B

                                 TYPES OF LOANS

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                            CHANGES IN INTEREST RATES

                                    One       After One       After
                                    Year     But Within       Five
                                  Or Less    Five Years       Years         Total
                  ----------------------------------------------------------------
(Net of Unearned
  Income)
    Commercial                    $27,367      $ 6,662      $  1,692      $ 35,721

    Real estate -
      mortgage                     25,137       23,028        10,598        58,763

    Real estate -
      construction                  8,219          995           253         9,467

    Consumer                        3,067          840            30         3,937
                                  -------      -------      --------      --------

                                  $63,790      $31,525      $ 12,573      $107,888
                                  =======      =======      ========      ========

For maturities
    over one year:
      Fixed                       $33,756
      Floating                     10,342

         Schedule IV-B presents a breakdown of the allocation of the allowance for possible loan losses by major categories of loans at December 31, 1996 and 1995. Allocations estimated for each of the categories below do not indicate that loan charge-offs for these amounts are anticipated or will be required. There is no precise method of predicting specific losses which may occur in segments of the loan portfolio. The allowance for possible loan losses is available to absorb any and all losses and is not limited to specific loan types. Values assigned to loan categories in Schedule IV-B represent management's best estimates based on an evaluation of the loan portfolio and current economic conditions. Factors considered in establishing the level of the allowance for possible loan losses include management's ongoing credit review of the loan portfolio, the state of the national and regional economy, the nature and content of the loan portfolio and the level of nonperforming assets.

                                  SCHEDULE IV-B

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                            (IN THOUSANDS OF DOLLARS)



                                                      Year Ended December 31,
                                                      -----------------------
Balance Applicable To:                                  1996          1995
----------------------                                  ----          ----
Commercial                                            $    775      $    735
Real estate - mortgage
  loans                                                    900           730
Real estate - construction
  loans                                                    140            55
Consumer                                                    58            80
Unallocated                                              1,005         1,434
                                                      --------      --------

                                                      $  2,878      $  3,034
                                                      ========      ========

Percent of Total Allocation:
----------------------------

Commercial                                                26.9%         24.2%
Real estate - mortgage
  loans                                                   31.3          24.1
Real estate - construction loans                           4.9           1.8
Consumer                                                   2.0           2.6
Unallocated                                               34.9          47.3
                                                      --------      --------

                                                         100.0%        100.0%
                                                      ========      ========

ITEM 2 - DESCRIPTION OF PROPERTY

The Company, located at 401 Church Street, Nashville, Tennessee, occupies a total of 15,296 square feet on three floors of the L&C Tower, a 31-story office building. The facility has a total of 158,907 gross square footage and is located on .391 acres. The Company's space is leased from Metropolitan Life Insurance Company (the "Landlord"). The lease has an initial term of ten years with three five-year renewal options.

The Company occupies 4,670 square feet in the Glendale Shopping Center located at 3770 Hillsboro Pike, Nashville, Tennessee. The Company's space is leased from Coleman Partners, a Tennessee Partnership, and has an initial term of five years with three five-year renewal options.


ITEM 3 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following portion of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference:

Common Stock Information    Page 42


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following portions of the 1996 Annual Report are herein incorporated by reference.

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition on pages 6 through 21.


ITEM 7 - FINANCIAL STATEMENTS

The following portions of the 1996 Annual Report are incorporated herein by reference.

         Financial Statements and Report of Independent Auditors on pages 22 through 39 and page 40.
         Quarterly Results of Operations on page 41.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III


ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and the information regarding executive officers called for by this item is contained in the sections entitled "Election of Directors" and "Executive Officers" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders, dated March 25 1997, and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information called for by this item is contained in the section entitled "Compensation of Executive Officers" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders, dated March 25, 1997, and is incorporated herein by reference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is contained in the sections entitled "Directors and Nominees" and "Election of Directors" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders dated March 25, 1997, and is incorporated herein by reference.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is contained in the section entitled "Transactions with Directors and Executive Officers" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders dated March 25, 1997, and is incorporated herein by reference.


ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements

                  The following consolidated financial statements and the Report of KPMG Peat Marwick LLP, Independent Certified Public Accountants, are on pages 22 through 39 and page 40 of the 1996 Annual Report and are incorporated herein by reference.

                  -        Consolidated Balance Sheets at December 31, 1996 and
                           1995
                  - Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994 Consolidated
                  - Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994
                  - Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994
                  -        Notes to Consolidated Financial Statements

         (2)      Exhibits

                  1.     Not required.
                  2.     Plan of acquisition, reorganization, arrangement,
                           liquidation or succession. None
                  3.     Articles of Incorporation and By-Laws
                  4.     Instruments defining the rights of security holders,
                           including debentures.
                  4.01   Warrant Agreement
                  4.02   Form of specimen Certificate of Common Stock
                  4.03   Form of specimen Certificate of Common Stock Purchase
                           Warrant
                  5.     Not required.
                  6.     Not required.
                  7.     Not required.
                  8.     Not required.
                  9.     Voting Trust Agreement. None.
                  10.    Material Contracts.
                  10.01  Employment Agreement between The Bank of Nashville
                           and Mack S. Linebaugh, Jr. dated September 2, 1992, as amended.
                  10.02  Employment Agreement between The Bank of Nashville
                           and Julian C. Cornett dated October 13, 1996.
                  10.03  Option Agreements between The Bank of Nashville and
                           Mack S. Linebaugh, Jr. dated September 2, 1992 and July 27, 1993, and Option Agreement dated July 16, 1996 between Community Financial Group, Inc., and Mack S. Linebaugh, Jr.
                  10.04  Option Agreements between The Bank of Nashville and
                           Julian C. Cornett dated October 13, 1992 and October 13, 1993, and Option Agreement dated July 16, 1996 between Community Financial Group, Inc., and Julian
                           C. Cornett.
                  10.05  Lease Agreement dated July 19, 1989 between The Bank of Nashville and Metropolitan Life Insurance Company.
                  10.06  Lease Agreement dated August 1, 1996 between The Bank of Nashville and Coleman Partners, a Tennessee Partnership.
                  10.07  The Bank of Nashville Retirement Savings Plan.
                  10.08  Community Financial Group, Inc.'s Associates' Stock
                           Purchase Plan.
                  11.    Statement re computation of per share earnings.
                  12.    Statement re computation of ratios. Not applicable.
                  13.    1996 Annual Report to Shareholders.
                  14.    Not required.
                  15.    Not required.
                  16.    Letter re change in certifying accountant. Not
                           applicable.
                  17.    Not required.
                  18.    Letter re change in accounting principles. Not
                           applicable.
                  19.    Not required.

                  20.    Not required.
                  21.    Subsidiaries of the registrant.
                  22.    Published report regarding matters submitted to vote
                           of security holders. None.
                  23.    Consent of experts and counsel. None.
                  24.    Power of Attorney. None.
                  25.    Not required.
                  26.    Not required.
                  27.    Financial Data Schedule.
                  28.    Information from reports furnished to state insurance
                           regulatory authorities. Not applicable.
                  99.    Additional Exhibits. None.

         (b)      Reports on Form 8-K


                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANK OF NASHVILLE

By: /s/ Mack S. Linebaugh, Jr.               Date: March 25, 1997
   -------------------------------                ------------------------------
Mack S. Linebaugh, Jr.
Chairman of the Board,
  President, Chief Executive
  Officer and Chief
  Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons or behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mack S. Linebaugh, Jr.                   /s/ L. Leon Moore
----------------------------------           -----------------------------------
Mack S. Linebaugh, Jr.                       L. Leon Moore
Chairman of the Board,                       Director
  President, Chief
  Executive Officer                          Dated March 25, 1997
  and Chief Financial                              --------------
  Officer

Dated March 25, 1997
      --------------

/s/ J. B. Baker, Jr.                         /s/ Perry W. Moskovitz
----------------------------------           -----------------------------------
J. B. Baker, Jr.                             Perry W. Moskovitz
Director                                     Director

Dated March 25, 1997                         Dated  March 25, 1997
      --------------                                --------------

/s/ Jo D. Federspiel                         /s/ Norris Nielsen
----------------------------------           -----------------------------------
Jo D. Federspiel                             Norris Nielsen
Director                                     Director

Dated March 25, 1997                         Dated  March 25, 1997
      --------------                                --------------

/s/ Richard H. Fulton                        /s/ G. Edgar Thornton
----------------------------------           -----------------------------------
Richard H. Fulton                            G. Edgar Thornton
Director                                     Director

Dated March 25, 1997                         Dated  March 25, 1997
      --------------                                --------------




/s/ Louis A. McRedmond
----------------------------------
Louis A. McRedmond
Director

Dated March 25, 1997
      --------------