Form 10QSB
period 1997-03-31
COMMUNITY FINANCIAL GROUP INC
filed 1997-05-15
CIK 852677

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period        March 31, 1997
                                  ---------------------------------------------

Commission File Number:     0-28496
                       --------------------------------------------------------

                        Community Financial Group, Inc.
-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

              Tennessee                                         62-1626938
-------------------------------------------------------------------------------
  (State or other jurisdiction                                (I.R.S Employer
of incorporation or organization)                           Identification No.)

  401 Church Street, Nashville, Tennessee                      37219-2213
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                (615) 271-2000
-------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

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

           Common shares outstanding 2,204,045 as of April 30, 1997.

                                     PART I

                             FINANCIAL INFORMATION

                                                                                            Page(s)
                                                                                           ---------
ITEM 1.          FINANCIAL STATEMENTS

                 Consolidated Balance Sheet
                  - March 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . .           1

                 Consolidated Statement of Changes in Shareholders' Equity
                  - Three Months Ended March 31, 1997 . . . . . . . . . . . . . . . .           2

                 Consolidated Statements of Income
                  - Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . .           3

                 Consolidated Statements of Cash Flows
                  - Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . .         4 - 5

                 Notes to Consolidated Financial Statements - March 31, 1997  . . . .         6 - 9


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . .        10 - 13


                                                         PART II

                                                    OTHER INFORMATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .       14 - 15


                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                          ASSETS

Cash and due from banks                                                                                $    6,099
Interest-bearing balances with banks                                                                          303
Securities:
   Available for sale (amortized cost $68,308)                                                             68,096
Loans (net of unearned income of $270):
   Commercial                                                                                              36,686
   Real estate - mortgage loans                                                                            62,459
   Real estate - construction loans                                                                         8,073
   Consumer                                                                                                 4,474
                                                                                                       ----------
       Loans, net of unearned income                                                                      111,692
   Less allowance for possible loan losses                                                              (   2,963)
                                                                                                       ----------

         Total Net Loans                                                                                  108,729
                                                                                                       ----------

Premises and equipment, net                                                                                 1,146
Accrued interest and other assets                                                                           1,392
                                                                                                       ----------
         Total Assets                                                                                  $  185,765
                                                                                                       ==========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits                                                                   $   12,025
Interest-bearing deposits:
   NOW accounts                                                                                             6,035
   Money market accounts                                                                                   65,203
   Time certificates less than $100,000                                                                    36,103
   Time certificates $100,000 and greater                                                                  31,572
                                                                                                       ----------
         Total Deposits                                                                                   150,938
                                                                                                       ----------

Federal funds purchased                                                                                     1,600
Federal Home Loan Bank borrowings                                                                           9,500
Accounts payable and accrued liabilities                                                                    1,631
                                                                                                       ----------
        Total Liabilities                                                                                 163,669
                                                                                                       ----------

Commitments and contingencies                                                                                 -

Shareholders' equity:
   Common stock, $6 par value; authorized 50,000,000 shares;
     issued and outstanding 2,203,720 shares                                                               13,224
   Additional paid-in capital                                                                               6,683
   Retained earnings                                                                                        2,321
   Unrealized loss on securities available for sale, net of tax                                         (     132)
                                                                                                       ----------
 Total Shareholders' Equity                                                                                22,096
                                                                                                       ----------

                                                                                                       $  185,765
                                                                                                       ==========

         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1997
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                       Unrealized
                                                                                     Gain (Loss) on
                                                   Additional                          Securities
                                     Common         Paid-In          Retained           Available
                                      Stock         Capital          Earnings           For Sale           Total
                                   -----------   --------------      --------        ---------------     ---------
Balance, January 1, 1997             $13,215         $6,676          $ 2,130            $    64          $ 20,085

Issuance of common stock -
  (1,247 shares)                           9              7              -                   -                 16

Net income                               -              -                302                 -                302

Cash dividends - $.05 per share          -              -            (   111)                -            (   111)

Change in unrealized
  gain (loss) on securities
  available for sale                     -              -                 -                (196)          (   196)
                                     -------         ------          -------            -------          --------

Balance, March 31, 1997              $13,224         $6,683          $ 2,321            $ ( 132)         $ 22,096
                                     =======         ======          =======            =======          ========



         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                             ---------------------------------
                                                                                 1997                1996
                                                                             --------------      -------------
Interest income:
   Interest and fees on loans                                                $      2,461        $       2,282
   Interest on balances in banks                                                        5                  -
   Interest on federal funds sold                                                     116                   85
   Interest on securities:
     U.S. Treasury securities                                                          57                  131
     Other U.S. government agency obligations                                         786                  610
     States and political subdivisions                                                  5                  -
     Other securities                                                                  19                  -
                                                                             ------------        -------------
         Total interest income                                                      3,449                3,108
                                                                             ------------        -------------

Interest expense:
   Interest-bearing demand deposits                                                   781                  671
   Savings and time deposits less than $100,000                                       457                  498
   Time deposits $100,000 and over                                                    406                  430
   Interest on federal funds purchased                                                  7                  -
   Interest on Federal Home Loan Bank borrowings                                      130                  -
                                                                             ------------        -------------
         Total interest expense                                                     1,781                1,599
                                                                             ------------        -------------

Net interest income                                                                 1,668                1,509
Provision for possible loan losses                                                     25                  -
                                                                             ------------        -------------
Net interest income after provision for possible loan losses                        1,643                1,509
                                                                             ------------        -------------
Non-interest income:
   Service fee income                                                                  96                   35
   Trust income                                                                       117                   81
   Investment Center income                                                            22                   12
   Income from foreclosed assets                                                        3                  115
   Gain on sale of foreclosed assets                                                    -                    5
   Other                                                                               48                   18
                                                                             ------------        -------------
         Total non-interest income                                                    286                  266
                                                                             ------------        -------------
Non-interest expense:
   Salaries and employee benefits                                                     691                  556
   Occupancy expense                                                                  190                  113
   FDIC insurance                                                                       4                    1
   Advertising expense                                                                 80                   26
   Audit, tax and accounting                                                           62                   33
   Data processing expense                                                             58                   62
   Other operating expenses                                                           347                  239
                                                                             ------------        -------------
         Total non-interest expense                                                 1,432                1,030
                                                                             ------------        -------------
Income before income taxes                                                            497                  745
Provision for income taxes                                                            195                   15
                                                                             ------------        -------------
Net income                                                                   $        302        $         730
                                                                             ============        =============

Earnings per share:                                                          $        .14        $         .33
                                                                             ============        =============

Weighted average common shares outstanding.                                     2,227,610            2,213,284
                                                                             ============        =============





          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                  Three Months Ended March 31,
                                                                                --------------------------------
                                                                                    1997                 1996
                                                                                -----------           ----------

Cash flows from operating activities:
   Interest received                                                               $  3,242            $   3,129
   Fees received                                                                        286                  266
   Interest paid                                                                    ( 1,573)             ( 1,718)
   Cash paid to suppliers and associates                                            ( 1,508)             ( 1,218)
                                                                                   --------            ---------
       Net cash provided by operating activities                                        447                  459
                                                                                   --------            ---------

Cash flows from investing activities:
   Maturities of securities available for sale                                        5,450                3,891
   Purchases of securities available for sale                                       (27,445)             ( 2,715)
   Loans (originated) repaid by customers, net                                      ( 3,744)               1,091
   Capital expenditures                                                             (   432)             (     4)
                                                                                   --------            ---------
       Net cash used by investing activities                                        (26,171)               2,263
                                                                                   --------            ---------

Cash flows from financing activities:
   Net increase (decrease) demand deposits, NOW, money market accounts                1,537                6,886
   Net increase (decrease) in certificates of deposit                                16,131              ( 3,886)
   Increase in Federal funds purchased                                                1,600                  -
   Proceeds from issuance of common stock                                                16                   35
   Dividends paid                                                                   (   111)             (    87)
                                                                                   --------            ---------
       Net cash provided by financing activities                                     19,173                2,948
                                                                                   --------            ---------

Net increase (decrease) in cash and cash equivalents                                ( 6,551)               5,670

Cash and cash equivalents - beginning of period                                      12,953                7,279
                                                                                   --------            ---------
Cash and cash equivalents - end of period                                          $  6,402            $  12,949
                                                                                   ========            =========





         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                  Three Months Ended March 31,
                                                                                -------------------------------
                                                                                    1997                1996
                                                                                -------------       -----------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                          $ 302                 $  730
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                       96                     63
   Provision for possible loan losses                                                  25                    -
   Provision for deferred taxes                                                        87                    -
   Gain on sale of foreclosed assets                                                  -                    (   5)
   Loss on disposal of equipment                                                      -                        3
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest and other assets                        (206)                 (  18)
     Increase (decrease) in accounts payable and accrued liabilities                  143                   (314)
                                                                                    -----                 ------
      Total adjustments                                                               145                   (271)
                                                                                    -----                 ------

          Net cash provided by operating activities                                 $ 447                 $  459
                                                                                    =====                 ======

Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain/loss on available for sale securities, net of tax      $(196)                $ (151)
                                                                                    =====                 ======



         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with general practices within the banking industry and generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Certain prior year amounts have been reclassified to conform with current year presentation.

         The consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and the Notes to the Financial Statements presented in the Company's 1996 Annual Report to Shareholders. The results for the interim period are not necessarily indicative of results to be expected for the complete calendar year.


B.       SECURITIES

         Securities with an aggregate fair market value of $25.0 million at March 31, 1997, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.


C.       ALLOWANCE FOR POSSIBLE LOAN LOSSES

         An analysis of the changes in the allowance for possible loan losses follows (in thousands):

                                                               Three Months Ended
                                                                 March 31, 1997
                                                               ------------------
         Balance, beginning of period                                 $2,878
         Provision charged (credited) to operations                       25
         Loans charged off                                               -
         Recoveries                                                       60
                                                                      ------

         Balance, end of period                                       $2,963
                                                                      ======

         Allowance ratios are as follows:
           Balance, to loans outstanding end of period                  2.65%
           Net charge-offs (recoveries) to average loans                (.06)%


                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


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

         At March 31, 1997, the Company recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are $435,000 and $207,000, respectively. This valuation allowance is included in the allowance for loan losses on the consolidated balance sheet.

         The average recorded investment in impaired loans for the three months ended March 31, 1997 was $394,000.

         Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three months ended March 31, 1997.

E.       INCOME TAXES

         Actual income tax expense for the three differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                       Three Months Ended
                                                         March 31, 1997
                                                       ------------------
         Computed "expected" tax expense                     $170
         State income tax, net of federal benefit              12
         Other                                                 13
                                                             ----
                 Total Income Tax Expense                    $195
                                                             ====

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

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


E.       INCOME TAXES - CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997, are presented below (in thousands):

                                                                                               March 31, 1997
                                                                                               --------------
         Deferred tax assets:

         Deferred fees, principally due to timing differences in the recognition of income          $  140
         Net operating loss carryforwards                                                               50
         Unrealized loss on securities available for sale                                               81
         Other                                                                                          13
                                                                                                    ------

              Total gross deferred tax assets                                                          284
                                                                                                    ------

         Deferred tax liabilities:

         Discount on securities deferred for tax purposes                                            (  93)
         Loans, principally due to provision for possible losses                                     ( 203)
         Premises and equipment, principally due to differences in depreciation methods               ( 58)
         Other                                                                                       (  19)
                                                                                                    ------

              Total gross deferred tax liabilities                                                    (373)
                                                                                                    ------

         Net                                                                                        $(  89)
                                                                                                    ======

         At December 31, 1996, the Company had a net operating loss carryforward for income tax purposes of $1.9 million for state purposes. The state net operating loss carryforward expire in the year 2007.


F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 75,000 shares at March 31, 1997.

         At March 31, 1997, warrants to purchase 4,744,742 shares of the Company common stock were outstanding. This exercise price of the warrants is $12.50, and they expires on December 31, 1998.

         Management has used the treasury stock method to compute earnings per share since the Company was incorporated. The Company's options and warrants are common stock equivalents. The above mentioned warrants have not been included in the Company's computation of earnings per share because the market price of the Company's common stock has been less than the exercise price of the warrants for substantially all of the three-month reporting period ended March 31, 1997. If the market price of the common stock exceeds the warrants' exercise price for substantially all of any three-month reporting period, the Company will reflect the impact of the warrants in all future earnings per share computations using the modified treasury stock method. The modified treasury stock method assumes the exercise of all outstanding warrants, the repurchase of up to 20% of the Company's stock, the retirement of any long-term and short-term borrowings and the investment of the remaining proceeds, with appropriate recognition of any income tax effects.

         If the Company's stock price had been in excess of $12.50 per share for substantially all of the three month period ending March 31, 1997 and 1996, earnings per share using the modified treasury stock method for the three month period ended March 31, 1997 and 1996 would have been $.12 and $.18, respectively.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


F.       SHAREHOLDERS' EQUITY - Continued

         In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Bulletin (APB) No. 15 and specifics the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and fully diluted earnings per share with diluted earnings per share. SFAS No. 128 eliminates the modified treasury stock method of computing earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. After adoption all prior period earnings per share will be restated to conform with SFAS No. 128. The Company does not expect the impact of adoption to have a material impact on the earnings per share computation as previously reported.


G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At March 31, 1997, the Company had unfunded commitments to extend credit totaling $37.1 million consisting of unfunded lines of credit and commitments to extend credit. Additionally, the Company had standby letters of credit of $2.2 million as of March 31, 1997.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in valut cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three months ended March 31, 1997 , totaled approximately $1,542,000. The required balance at March 31, 1997 was $1,268,000.

         ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Community Financial Group, Inc. (CFGI), is a bank holding company which was formed on April 30, 1996 and is the parent company of its wholly-owned subsidiary, The Bank of Nashville (The Bank), collectively referred to as the Company. The balances and activities for the periods prior to April 30, 1996, are those of The Bank only. The following discussion compares the Company's financial condition at March 31, 1997 and December 31, 1996, and results of operations for the first quarter of 1997 with the same period in 1996. The accompanying consolidated financial statements and notes are considered an integral part of the analysis and should be read in conjunction with the narrative. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should also be made to the Company's 1996 annual report for a more complete discussion of factors that impact the results of operations, liquidity, and capital.

This discussion is designed to assist readers in their analysis of the Company's consolidated financial statements and related notes.

OVERVIEW

Net income of $302,000 was reported for the first quarter of 1997, a decrease of 58.6% from the $730,000 reported for the first quarter of 1996, a period in which the Company recorded $101,000 in income from the sale of a foreclosed asset. 1996 earnings had the benefit of a Federal tax loss carryforward which was fully utilized during the fourth quarter of 1996. First quarter 1997 earnings were impacted by an effective tax rate that more closely approximates the applicable statutory income tax rates, as well as, additional expenses incurred as a result of opening a full service location in Green Hills. On a per share basis, earnings for the first quarter of 1997 were $.14 compared with $.33 per share for the comparable 1996 period.

During the first quarter of 1997, the Company recorded $25,000 in provision for possible loan losses, compared to no provision for possible loan losses during the first quarter of 1996. During the first quarter of 1997, the Company had net recoveries of $60,000 compared to net recoveries of $139,000 during the first quarter of 1996. The allowance for possible loan losses was 2.7% of loans at March 31, 1997 compared with 3.3% for the same period in 1996.

The Company's annualized return on average assets was .70% for the first quarter of 1997 and 1.89% for the first quarter of 1996. Annualized return on average equity was 5.52% for the first quarter of 1997 and 14.61% for the same period in 1996.

The Company's nonperforming assets were $616,000 at March 31, 1997, compared to $579,000 at December 31, 1996. Total loans, net of unearned income, were $111.7 million at March 31, 1997, an increase of 3.5% from $107.9 million at December 31, 1996 and an increase of 14.7% from $97.4 million at March 31, 1996. The Company's average equity to average assets ratio, excluding SFAS No. 115 adjustments, was 12.63% at March 31, 1997 compared to 12.96% at March 31, 1996. The Company recorded quarterly dividends of $.04 per share during each quarter of 1996 and recorded a $.05 per share dividend during the first quarter of 1997.

During the first quarter of 1997, net income, excluding the provision for possible loan losses, nonrecurring income from foreclosed assets, and gains (losses) on sale of securities and foreclosed assets decreased $327,000 from $624,000 during the first quarter for 1996. Non-interest income increased $20,000 during the first quarter of 1997 compared with the first quarter of 1996. This increase resulted primarily from an increase of $36,000 in Trust income, $61,000 in service fee income and $10,000 in Investment Center income. These increases in non-interest income were partially offset by a decrease of $112,000 in income from foreclosed assets. Non-interest expense increased $402,000 in the first quarter of 1997 compared to the same period in 1996. This increase resulted primarily from a $135,000 in salaries and employee benefits, $77,000 increase in occupancy expense and $54,000 in advertising expense. These increases were related to the expansion of the Company's delivery system though the opening of its new Green Hills location, as well as the establishment of mobile branching.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on deposits. Fluctuation in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income after provision for possible loan losses for the first quarter of 1997 was $1.7 million, an increase of $.1 million, or 8.9%, compared to the first quarter of 1996. The increase in net interest income resulted from an 11.6% increase in the volume of average earning assets which was partially offset by a 4 basis point decline in the average interest rate earned on those assets. Also impacting net interest income was a 12.3% increase in the volume of interest bearing liabilities and a 4 basis point decrease in the average rate paid on those liabilities. The increase in volume of average earning assets may be attributed to a $9.3 million increase in average loans outstanding, a $5.6 million increase in average investments and a $2.3 million increase in Federal Funds sold. The mix of these assets remained relatively stable during the first quarter of 1997 compared to the same period in 1996. Loans represented 63.6% of average earning assets in the first quarter of 1997 compared to 64.8% for the same period in 1996. Net interest income was impacted by a shift in the mix of interest bearing liabilities. The volume of Money Market Accounts increased $8.5 million, or 15.7%, while the volume of NOW Accounts declined $.7 million, 11.3%, certificates of deposit less than $100,000 declined $1.3 million, 4.2%, and certificates of deposit $100,000 or greater declined $1.4 million, 4.3%. Additionally, average borrowed funds were $10 million during the first quarter of 1997, while there were no borrowed funds during the same period of 1996. These funds were primarily comprised of Federal Home Loan Bank borrowings. The average rate paid declined 8 basis points on certificates of deposit $100,000 or greater, 20 basis points on certificates of deposit less than $100,000, while the average rate paid on Money Market Accounts remained level and the average rate paid on NOW Accounts increased 108 basis points.

Total interest income increased $341,000, or 11.0%, in the first quarter of 1997 compared to the same period in 1996. This increase was primarily the result of the increase in the average volume of earning assets. Total interest expense increased $182,000, or 11.4%, in the first quarter of 1997 compared to the same period in 1996. This increase also resulted from an increase in the average volume of interest bearing liabilities of 12.3%. The increase in average volume of interest bearing liabilities is mainly attributable to increases in Money Market Accounts and Federal Home Loan Bank advances.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 3.93% and 3.96% for the quarters ended March 31, 1997 and 1996, respectively. Fluctuations in net interest margins were also affected by differences in the interest rate sensitivity of the Company's earning assets and interest bearing liabilities.

NON-INTEREST INCOME

Non-interest income was $286,000 for the first quarter of 1997 compared with $266,000 for the same period in 1996. Excluding gain (losses) on sale of securities and foreclosed assets and income from foreclosed assets, non-interest income increased $137,000 in the first quarter of 1997 compared with the same period of 1996. Income from foreclosed assets and gain on sale of foreclosed assets was $120,000 during the first quarter of 1996 compared with only $3,000 for the same period in 1997. The first quarter of 1996 benefited as a result of income received from liquidating a partnership interest which was no longer carried on the Company's balance sheet. During the first quarter of 1997 compared with the same period in 1996, service fee income increased $61,000, Trust income increased $36,000, and Investment Center income increased $10,000, while other income increased $30,000.

NON-INTEREST EXPENSE

Total non-interest expense increased $402,000 during the first quarter of 1997 compared with the first quarter of 1996. This increase was primarily the result of the Company's expansion of its delivery systems through the addition of a mobile branch and the opening of its new traditional branch location in the Green Hills area. This increase in non- interest expense was comprised of increases of $135,000 in salaries and employee benefits, $77,000 in occupancy expense, $54,000 in advertising expense, $29,000 in audit, tax and accounting expense, $3,000 in FDIC insurance expense and $108,000 in other operating expense. There was a decrease of $4,000 in data processing expense during the first quarter of 1997 compared to the same period in 1996. At March 31, 1997, the Company had 51 employees (1 employee per $3.6 million in assets) compared with 40 employees (1 employee per $3.9 million in assets) at March 31, 1996 and 52 employees (1 employee per $3.2 million in assets) at December 31, 1996.

INCOME TAXES

During the first quarter of 1997, the Company recorded provision for income taxes of $195,000 compared to $15,000 during the same period in 1996. During 1996, reported earnings benefited from a Federal tax loss carryforward which was fully utilized during the 4th quarter of 1996. Having fully utilized the Federal net operating loss carryforward, the 1997 effective tax rates more closely approximates the applicable statutory income tax rate. Reference should be made to Note E of the financial statements.

CREDIT QUALITY AND ALLOWANCE

Nonperforming assets, which include nonaccrual loans, restructured loans, and foreclosed properties, were $616,000 at March 31, 1997, an increase of $37,000 from $579,000 at December 31, 1996, an increase of $85,000 from the $531,000 reported at March 31, 1996. Loans 90 days or more past due and still accruing interest at March 31, 1997 were $613,000 of which only $92,000 is not guaranteed by a U.S. government agency. This compares with no loans in that category at March 31, 1996. Potential problem loans totaled approximately $169,000 at March 31, 1997, compared with $400,000 at March 31, 1996, and
$84,000 at December 31, 1996.

The Company recorded $25,000 in expense for provision for possible loan losses during the first quarter of 1997, compared with no expense for provision for possible loan losses during the first quarter of 1996. Net loan recoveries were $60,000 in the first quarter of 1997 compared to $139,000 during the same period of 1996. The allowance for possible loan losses was $3.0 million at March 31, 1997, compared to $3.2 million at March 31, 1996. Loan and valuation reserves as a percentage of total nonperforming assets were 481% and 598% at March 31, 1997 and 1996, respectively. The allowance for possible loan losses represented 497% of nonperforming loans at December 31, 1996. The level of the allowance and the amount of the provision are determined on a quarter by quarter basis, and, given the inherent uncertainties involved in the estimation process, no assurance can be given as to the amount of the allowance at any future date.

BALANCE SHEET

The Company's total assets at March 31, 1997, were $185.8 million, an increase of $19.1 million from December 31, 1996. This increase reflects the early success of the Company's branch office in the Green Hills area. The increase was due to an increase of $21.7 million in investment securities, $3.8 million in total loans, $.4 million in premises and equipment. These increases were partially offset by a decrease of $6.8 million in Federal Funds sold. Total deposits at March 31, 1997, were $150.9 million, an increase of $17.7 million from $133.3 million at December 31, 1996. The increase in deposits was comprised of a $9.7 million increase in time certificates less than $100,000, $6.5 million in time certificates of $100,000 and greater, $1.2 million in NOW Accounts and $1.1 million in Money Market Accounts. These increases were partially offset by a decrease of $.7 million in non-interest bearing demand deposits. Shareholders' equity (adjusted for SFAS No. 115) increased $11,000 to $22,096,000 at March 31, 1997 from $22,085,000 at December 31, 1996. The
Company recorded a dividend payment of $111,000 during the first quarter of 1997 compared with $87,000 for the same period in 1996. Unrealized losses on securities available for sale, net of income taxes, were $132,000 at March 31, 1997 compared to an unrealized gain on securities available for sale, net of income taxes, of $64,000 at December 31, 1996. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 reflecting current market value on these securities.

CAPITAL ADEQUACY AND LIQUIDITY

The Company's capital position continued to remain strong during the first quarter of 1997. Shareholders' equity (excluding SFAS No. 115 adjustments) at March 31, 1997, was $22.2 million, or 12.0% of total assets, which compares with $22.0 million, or 13.2% of total assets at December 31, 1996. Total shareholders' equity (including adjustments for SFAS No. 115) at March 31, 1997, was $22.1 million, or 11.9% of total assets, which compares with $22.1 million, or 13.3% of total assets, at December 31, 1996. The increase in capital during the first quarter of 1997 was primarily a result of current period earnings which were partially offset by a decline in the market value of securities available for sale reflecting an unrealized loss, net of income taxes, on these securities of $132,000 at March 31, 1997, as well as the payment of dividends of $111,000 in the first quarter of 1997 compared with $87,000 for the same period of 1996. At March 31, 1997, the Company's primary and total capital ratios to adjusted assets were 18.0% and 20.4%, respectively, which is significantly in excess of the applicable regulatory requirements of the Federal Reserve Board. In addition, the Company's total risk based capital ratio was 19.3% at March 31, 1997, compared with 20.6% at December 31, 1996.

The Company's principal sources of asset liquidity are marketable securities available for sale and Federal Funds sold, as well as maturities of securities. The estimated average maturity of securities was 4.2 years at March 31, 1997, compared to 3.4 years at December 31, 1996. Securities available for sale were $68.1 million at March 31, 1997, compared to $46.4 million at December 31, 1996. Although the Company had no Federal Funds sold position at March 31, 1997, its average Federal Funds sold during the first quarter of 1997 was $9.4 million. At December 31, 1996, Federal Funds sold totaled $6.8 million. Core deposits, a relatively stable funding base, comprised 79.1% of total deposits at March 31, 1997, and 81.1% at December 31, 1996. Core deposits represent total deposits excluding time certificates of $100,000 or greater.

The Board of Directors of The Bank and its shareholders approved a plan of exchange with CFGI whereby CFGI became the parent holding company of The Bank. This exchange was effective April 30, 1996. Each share of common stock of The Bank was exchanged for one share of common stock CFGI, and each outstanding warrant and each outstanding option to purchase common shares of The Bank automatically became warrants and options to purchase shares of CFGI. This exchange of shares consummated the formation of the holding company and received the approval of The Bank's shareholders, the Board of Governors of the Federal Reserve System and the Tennessee Department of Financial Institutions.

                                    PART II

                               OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not matters submitted to a vote of the Security holders during the quarter ended March 31, 1997.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                                      Description
-----------                                      -----------

  11                    Statement regarding computation of earnings per share.

  27                    Financial Data Schedule


(B) There were no reports on Form 8-K filed during the quarter ended March 31, 1997.





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COMMUNITY FINANCIAL GROUP, INC.
                                        -------------------------------
                                                  Registrant



May 14, 1997                            /s/ Mack S. Linebaugh, Jr.
--------------------                    -------------------------------------
Date                                    Mack S. Linebaugh, Jr.
                                        President, Chairman of the Board,
                                        Chief Executive Officer and Chief
                                        Financial Officer