Form 10QSB
period 1997-06-30
COMMUNITY FINANCIAL GROUP INC
filed 1997-08-13
CIK 852677

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


 X      Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---     Act of 1934

        For the quarterly period                    June 30, 1997
                                   -------------------------------------------

Commission File Number:     0-28496
                       -------------------------------------------------------

                        Community Financial Group, Inc.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                       Tennessee                                                                62-1626938
-----------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                        (I.R.S Employer Identification No.)

          401 Church Street, Nashville, Tennessee                                                37219-2213
-----------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                                (Zip Code)

        (615) 271-2000        (Issuer's telephone number, including area code)
------------------------------

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

            Common shares outstanding 2,205,149 as of July 31, 1997.

                                                         PART I

                                                  FINANCIAL INFORMATION
                                                                                             Page(s)
                                                                                            ---------
ITEM 1.          FINANCIAL STATEMENTS

     -           Consolidated Balance Sheet
                  - June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .          1

     -           Consolidated Statement of Changes in Shareholders' Equity
                  - Six Months Ended June 30, 1997  . . . . . . . . . . . . . . . . .          2

     -           Consolidated Statements of Income
                  - Three and Six Months Ended June 30, 1997 and 1996 . . . . . . . .          3

     -           Consolidated Statements of Cash Flows
                  - Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . .        4 - 5

     -           Notes to Consolidated Financial Statements - June 30, 1997 . . . . .        6 - 9


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . .       10 - 14


                                                         PART II

                                                    OTHER INFORMATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .       15 - 17

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                        ASSETS
Cash and due from banks                                                                                  $  6,538
Interest-bearing balances with banks                                                                          475
Federal funds sold                                                                                          5,000
Securities available for sale (amortized cost $62,054)                                                     62,218
Loans (net of unearned income of $276):
   Commercial                                                                                              37,969
   Real estate - mortgage loans                                                                            66,189
   Real estate - construction loans                                                                         9,652
   Consumer                                                                                                 3,474
                                                                                                         --------
       Loans, net of unearned income                                                                      117,284
   Less allowance for possible loan losses                                                               (  3,010)
                                                                                                         --------

         Total Net Loans                                                                                  114,274
                                                                                                         --------

Premises and equipment, net                                                                                 1,090
Accrued interest and other assets                                                                           1,383
                                                                                                         --------

         Total Assets                                                                                    $190,978
                                                                                                         ========


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits                                                                     $ 16,830
Interest-bearing deposits:
   NOW accounts                                                                                             6,528
   Money market accounts                                                                                   62,117
   Time certificates less than $100,000                                                                    36,402
   Time certificates $100,000 and greater                                                                  30,022
                                                                                                         --------
         Total Deposits                                                                                   151,899
                                                                                                         --------

Federal Home Loan Bank borrowings                                                                          14,500
Accounts payable and accrued liabilities                                                                    1,813
                                                                                                         --------
         Total Liabilities                                                                                168,212
                                                                                                         --------

Commitments and contingencies                                                                                 -

Shareholders' equity (Note F):
   Common stock, $6 par value; authorized 50,000,000 shares; issued and
     outstanding 2,204,784 shares                                                                          13,229
   Additional paid-in capital                                                                               6,686
   Retained earnings                                                                                        2,749
   Unrealized gain on securities available for sale, net of tax                                               102
                                                                                                         --------
         Total Shareholders' Equity                                                                        22,766
                                                                                                         --------

         Total Liabilities and Shareholders' Equity                                                      $190,978
                                                                                                         ========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                       Unrealized
                                                                                         Gain on
                                                                                       Securities
                                                  Additional                            Available
                                     Common         Paid-In          Retained         For Sale, Net
                                      Stock         Capital          Earnings            of Tax            Total
                                   -----------   --------------      --------       -----------------    ---------
Balance, January 1, 1997             $13,215         $6,676         $  2,130             $   64          $ 22,085

Issuance of common stock -
  (2,311 shares)                          14             10              -                  -                  24

Net income                               -              -                840                -                 840

Cash dividends - $.10 per share          -              -             (  221)               -             (   221)

Change in unrealized gain on
  securities available for sale,
  net of tax                             -              -                -                   38                38
                                     -------         ------          -------               ----          --------

Balance, June 30, 1997               $13,229         $6,686          $ 2,749               $102          $ 22,766
                                     =======         ======          =======               ====          ========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 Three Months Ended June 30         Six Months Ended June 30
                                                 --------------------------        ---------------------------
                                                    1997            1996               1997           1996
                                                 -----------    -----------        -----------     -----------
Interest income:
  Interest and fees on loans                     $     2,668    $     2,355        $     5,129     $     4,637
  Interest on federal funds sold                          31             53                147             138
  Interest on balances in banks                            4            -                    9             -
  Interest on securities:
    U.S. Treasury securities                              32             90                 89             221
    Other U.S. government agency obligations           1,045            647              1,831           1,257
    States and political subdivisions                      5             -                  10             -
    Other securities                                      36             29                 55              29
                                                 -----------    -----------        -----------     -----------
         Total interest income                         3,821          3,174              7,270           6,282
                                                 -----------    -----------        -----------     -----------

Interest expense:
  Interest bearing demand deposits                       830            690              1,611           1,361
  Savings and time deposits less than $100,000           530            460                987             958
  Time deposits $100,000 and over                        432            405                838             835
  Interest on Federal Home Loan Bank borrowings          173            -                  303             -
  Federal funds purchased                                 19              3                 26               3
                                                 -----------    -----------        -----------     -----------
         Total interest expense                        1,984          1,558              3,765           3,157
                                                 -----------    -----------        -----------     -----------

Net interest income                                    1,837          1,616              3,505           3,125
Provision for possible loan losses                        25            -                   50             -
                                                 -----------    -----------        -----------     -----------

Net interest income after provision for
  possible loan losses                                 1,812          1,616              3,455           3,125
Non-interest income:
  Service fee income                                     100             40                196              75
  Trust income                                           103            122                220             203
  Investment Center income                                29             21                 51              33
  Gain (loss) on sale of securities                        2     (        2)                 2     (         2)
  Income from foreclosed assets                           12              6                 15             121
  Gain on sale of foreclosed assets                        2            -                    2               5
  Other                                                   64             42
                                                                                           112              60
                                                 -----------    -----------        -----------     -----------
         Total non-interest income                       312            229                598             495
                                                 -----------    -----------        -----------     -----------

Non-interest expense:
  Salaries and employee benefits                         657            611              1,348           1,167
  Occupancy expense                                      177            118                367             231
  FDIC insurance                                           5              1                  9               2
  Advertising                                             45             43                125              69
  Audit, tax and accounting                               54             70                116             103
  Data processing expense                                 61             46                119             108
  Other operating expenses                               310            291                657             530
                                                 -----------    -----------        -----------     -----------
         Total non-interest expense                    1,309          1,180              2,741           2,210
                                                 -----------    -----------        -----------     -----------

Income before income taxes                               815            665              1,312           1,410
Provision for income taxes                               277             15                472              30
                                                 -----------    -----------        -----------     -----------
Net income                                       $       538    $       650        $       840     $     1,380
                                                 ===========    ===========        ===========     ===========

Earnings per share (Note F)                      $       .24    $       .29        $       .38     $       .62
                                                 ===========    ===========        ===========     ===========

Weighted average common shares outstanding         2,228,602      2,215,507          2,228,079       2,213,589
                                                 ===========    ===========        ===========     ===========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                     Six Months Ended June 30,
                                                                                  ------------------------------
                                                                                    1997                  1996
                                                                                  ---------            ---------
Cash flows from operating activities:
   Interest received                                                              $   7,079            $   6,395
   Fees received                                                                        597                  498
   Interest paid                                                                   (  3,371)            (  3,360)
   Cash paid to suppliers and associates                                           (  3,151)            (  2,327)
                                                                                  ---------            ---------
       Net cash provided by operating activities                                      1,154                1,206
                                                                                  ---------            ---------


Cash flows from investing activities:
   Proceeds from sales of securities available for sale                               2,479                6,016
   Maturities of securities available for sale                                       10,073                5,972
   Purchases of securities available for sale                                      ( 28,325)            (  7,135)
   Loans (originated) repaid by customers, net                                     (  9,314)            (  5,494)
   Capital expenditures                                                            (    439)            (     15)
                                                                                  ---------            ---------
       Net cash (used) provided by investing activities                            ( 25,526)            (    656)
                                                                                  ---------            ---------


Cash flows from financing activities:
   Net increase demand deposits, NOW, money market accounts                           3,749                7,361
   Net increase (decrease) in certificates of deposit                                14,880             (  3,592)
   Increase in Federal Home Loan Bank borrowings                                      5,000                  -
   Increase in Federal funds purchased                                                  -                  3,000
   Proceeds from issuance of common stock                                                24                   77
   Dividends paid                                                                  (    221)            (    176)
                                                                                  ---------            ---------
       Net cash provided by financing activities                                     23,432                6,670
                                                                                  ---------            ---------

Net increase (decrease) in cash and cash equivalents                               (    940)               7,220

Cash and cash equivalents - beginning of period                                      12,953                7,279
                                                                                  ---------            ---------
Cash and cash equivalents - end of period                                         $  12,013            $  14,499
                                                                                  =========            =========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                      Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                     1997                  1996
                                                                                    -------              -------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                          $   840              $ 1,380
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                        198                  102
   Provision for possible loan losses                                                    50                  -
   Provision for deferred taxes                                                         122                  -
   Gain on sale of foreclosed assets                                                (     2)              (    5)
   (Gain) loss on sale of securities                                                (     2)                   2
   Loss on disposal of equipment                                                        -                      3
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest and other assets                       (   200)                 145
     Increase (decrease) in accounts payable and accrued liabilities                    148               (  421)
                                                                                    -------              -------
          Net cash provided by operating activities                                 $ 1,154              $ 1,206
                                                                                    =======              =======

Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain (loss) on securities available for sale, net of tax    $    38              $(  465)
                                                                                    =======              =======


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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


B.       SECURITIES

         Securities with an aggregate fair market value of $30.1 million at June 30, 1997, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.


C.       ALLOWANCE FOR POSSIBLE LOAN LOSSES

         An analysis of the changes in the allowance for possible loan losses follows (in thousands):

                                                               Three Months Ended        Six Months Ended
                                                                   June 30, 1997          June 30, 1997
                                                             -----------------------  ---------------------
         Balance, beginning of period                                $ 2,963                   $ 2,878
         Provision charged (credited) to operations                       25                        50
         Loans charged off                                           (    40)                   (   40)
         Recoveries                                                       62                       122
                                                                     -------                   -------

         Balance, end of period                                      $ 3,010                   $ 3,010
                                                                     =======                   =======

         Allowance ratios are as follows:
           Balance, to loans outstanding end of period                  2.57%                     2.57%
           Net (charge-offs) recoveries to average loans                 .02%                      .07%

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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

         At June 30, 1997, the Company recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are $357,000 and $184,000, respectively. This valuation allowance is included in the allowance for loan losses on the consolidated balance sheet.

         The average recorded investment in impaired loans for the three and six months ended June 30, 1997 were $365,000 and $364,000, respectively.

         Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three and six month periods ended June 30, 1997.


E.       INCOME TAXES

         Actual income tax expense for the three differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                              Three Months Ended        Six Months Ended
                                                                 June 30, 1997            June 30, 1997
                                                           ------------------------   ---------------------
         Computed "expected" tax expense                               $277                    $446
         Other, net                                                     -                        26
                                                                       ----                    ----

                 Total Income Tax Expense                              $277                    $472
                                                                       ====                    ====

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

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


E.       INCOME TAXES - CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997, are presented below (in thousands):

         Deferred tax assets:

         Deferred fees, principally due to timing differences in the recognition of income          $  139
         Net operating loss carryforwards                                                               18
         Other                                                                                          12
                                                                                                    ------

              Total gross deferred tax assets                                                          169
                                                                                                    ------

         Deferred tax liabilities:

         Discount on securities deferred for tax purposes                                             ( 99)
         Unrealized gain on securities available for sale                                             ( 62)
         Loans, principally due to provision for possible losses                                      (193)
         Premises and equipment, principally due to differences in depreciation methods               ( 56)
         Other                                                                                        ( 25)
                                                                                                    ------

              Total gross deferred tax liabilities                                                    (435)
                                                                                                    ------

         Net deferred tax liabilities                                                               $ (266)
                                                                                                    ======

         At December 31, 1996, the Company had a net operating loss carryforward for income tax purposes of $1.9 million for state purposes. The state net operating loss carryforward expires in 2007.


F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 75,000 shares at June 30, 1997.

         At June 30, 1997, warrants to purchase 4,744,742 shares of the Company common stock were outstanding. This exercise price of the warrants is $12.50, and they expire on December 31, 1998.

         Management has used the treasury stock method to compute earnings per share since the Company was incorporated. The Company's options and warrants are common stock equivalents. The above mentioned warrants have not been included in the Company's computation of earnings per share because the market price of the Company's common stock has been less than the exercise price of the warrants for substantially all of any three-month reporting period since the Company's inception.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


F.       SHAREHOLDERS' EQUITY - CONTINUED

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Bulletin (APB) No. 15 and establishes standards for the computation, presentation, and disclosures required for earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and fully diluted earnings per share with diluted earnings per share. It also requires dual presentation of basic and diluted earnings per share on the income statement for all entities other than those with simple capital structures.

         Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted EPS pursuant to APB
         15. SFAS No. 128 retains the treasury stock method and eliminates the modified treasury stock method of computing earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Upon adoption all calculations of prior period earnings per share will be restated to conform with SFAS No. 128.

         Pro forma basic earnings per share calculated under SFAS No.
         128 for the three and six month periods in 1997 were $.24 and $.38, respectively. Pro forma diluted earnings per share for such periods were $.24 and $.38, respectively. Stock options to purchase 75,000 common shares at June 30, 1997 were included in the calculation of pro forma diluted earnings per share. The warrants to purchase 4,744,742 common shares were excluded from the pro forma calculations because the exercise price has not exceeded the market price for substantially all of the respective reporting periods, and thus are antidilutive.


G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At June 30, 1997, the Company had unfunded commitments to extend credit totaling $41.7 million consisting of unfunded lines of credit and commitments to extend credit. Additionally, the Company had standby letters of credit of $3.2 million as of June 30, 1997.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three and six months period ended June 30, 1997, totaled approximately $1,707,000 and $1,625,000. The required balance at June 30, 1997 was $1,387,000.

      ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Community Financial Group, Inc. (CFGI), is a bank holding company which was formed on April 30, 1996 and is the parent company of its wholly-owned subsidiary, The Bank of Nashville (The Bank), collectively referred to as the Company. The balances and activities for the periods prior to April 30, 1996, are those of The Bank only. The following discussion compares the Company's financial condition at June 30, 1997 and December 31, 1996, and results of operations for the second quarter of 1997 with the same period in 1996. The accompanying consolidated financial statements and notes are considered an integral part of the analysis and should be read in conjunction with the narrative. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should also be made to the Company's 1996 annual report for a more complete discussion of factors that impact the results of operations, liquidity, and capital.

This discussion is designed to assist readers in their analysis of the Company's consolidated financial statements and related notes.


OVERVIEW

Net income of $538,000 was reported for the second quarter of 1997 compared with net income of $650,000 for the second quarter of 1996. This decrease of $112,000 in net income resulted from an increase of $262,000 in provision for income taxes. The Company earned $.24 per share for the second quarter of 1997, a 17% decrease from the $.29 per share reported for the second quarter of 1996. 1996 earnings had the benefit of a Federal tax loss carryforward which was fully utilized during the fourth quarter of 1996. 1997 earnings were impacted by an effective tax rate that more closely approximates the applicable statutory tax income tax rates.

The Company's annualized return on average assets was 1.15% for the second quarter of 1997 and 1.70% for the second quarter of 1996. Annualized return on average equity was 9.61% for the second quarter of 1997 and 12.64% for the same period in 1996.

Net income for the six month period ended June 30, 1997, was $840,000 and included a $50,000 provision for possible loan losses and $472,000 provision for income taxes compared with net income of $1,380,000 during the first six months of 1996, a period in which the Company reported a zero provision for possible loan losses and only $30,000 in provision for income taxes. Earnings per share were $.38 for the six months ended June 30, 1997, compared with $.62 for the same period in 1996. Net interest income increased $380,000, 12.2%, during the first six months in 1997 from the same period in 1996. Non-interest income increased $103,000, 20.8%, during the first six months of 1997 compared with the same period in 1996, resulting primarily from increases in service fee income. This increase was partially offset by a decrease in income from foreclosed assets. Non-interest expense increased $531,000, 24.0%, during the first six months of 1997 compared with the same period in 1996. This increase was primarily related to the expansion of the Company's delivery system through the opening of its new Green Hills location in January, 1997, as well as the establishment of mobile branching in late 1996. The Company's annualized return on average assets was .93% for the six months ended June 30, 1997 and 1.79% for the same period in 1996. Annualized return on average equity was 7.60% for the six months ended June 30, 1997 and 13.61% for the same period in 1996.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on deposits. Fluctuation in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income before provision for possible loan losses for the second quarter of 1997 was $1.8 million, an increase of $.2 million, or 13.7%, compared to the second quarter of 1996. The increase in net interest income resulted from a 21.5% increase in the volume of average earning assets and a 8 basis point decrease in the average interest rate earned on those assets. Also impacting net interest income was a 23.0% increase in the volume of interest bearing liabilities and an 18 basis point increase in the average rate paid on those liabilities. The increase in volume of average earning assets may be attributed to a $12.5 million increase in average loans outstanding, and a $21.4 million increase in average investments which were partially offset by a $1.9 million decrease in Federal Funds sold. The mix of these assets changed somewhat as the percentage of average investments to earning assets increased from 29.9% to 36.4% during the second quarter of 1997 compared with the same period in 1996. Loans represented 62.1% of average earning assets in the second quarter of 1997 compared to 67.1% for the same period in 1996. Net interest income was impacted by a shift in the mix of interest bearing liabilities during the second quarter of 1997 compared to the same period in 1996. The average volume of Money Market Accounts increased $8.1 million, or 14.6%, while the average volume of NOW Accounts increased $.2 million, 3.0%, certificates of deposit less than $100,000 increased $5.2 million, 16.7%, and certificates of deposit $100,000 or greater increased $1.4 million, 4.8%. Additionally, average borrowed funds were $13.4 million during the second quarter of 1997, while there were less than $1 million in borrowed funds during the same period of 1996. These borrowed funds were primarily comprised of Federal Home Loan Bank borrowings. The average rate paid increased 10 basis points on certificates of deposit $100,000 or greater, decreased 8 basis points on certificates of deposit less than $100,000, while the average rate paid on Money Market Accounts increased 12 basis points, and the average rate paid on NOW Accounts increased 149 basis points as the Company introduced its "High Yield Checking" product.

Total interest income increased $647,000, or 20.4%, in the second quarter of 1997 compared to the same period in 1996. This increase was primarily the result of the increase of 21.5% in the average volume of earning assets. Total interest expense increased $426,000, or 27.3%, in the second quarter of 1997 compared to the same period in 1996. This increase resulted primarily from the increase in the average volume of interest bearing liabilities of 23.0%. The increase in average volume of interest bearing liabilities is primarily attributable to increases in Money Market Accounts and Federal Home Loan Bank advances.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.0% and 4.3% for the quarters ended June 30, 1997 and 1996, respectively. Fluctuations in net interest margins were also affected by differences in the interest rate sensitivity of the Company's earning assets and interest bearing liabilities.

Net interest income for the first six months of 1997 was $3.5 million, an increase of 12.2%, compared to $3.1 million during the first six months of 1996. The increase in net interest income during the first six months of 1997 resulted from an increase of 16.5% in the volume of average earning assets, while average interest bearing liabilities increased 17.6%. Average rates earned on earning assets declined 6 basis points while average rates paid on interest bearing liabilities increased 7 basis points during the first six months of 1997 compared to the same period in 1996. Net interest income was also impacted by the shift in the mix of average earning assets which reflected loans increasing by 10.9% while investments increased 29.6% and Federal Funds sold increased by 3.3%. A shift in the mix of average interest bearing liabilities also contributed to the improvement in net interest income as funds grew more significantly in Money Market Accounts and Federal Home Loan Bank advances than in higher rate certificates of deposit. This shift in mix in average interest bearing liabilities was comprised of increases of $8.3 million in Money Market Investment Accounts, $10.8 million in Federal Home Loan Bank advances, $1.9 million in certificates of deposit less than $100,000, and $.8 million in Federal Funds sold. These increases were partially offset by a decrease of $.3 million in NOW Accounts. Although the movement of funds into more liquid transaction accounts that has occurred in the past six months had the effect of lowering the cost of funds, it also positioned this money to reprice more rapidly in a changing interest rate environment. More growth in the liquid deposit accounts rather than certificates of deposit and generally reflects an expectation that interest rates will continue to rise.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.0% and 4.3% for the quarter ended June 30, 1997 and 1996, respectively. Net interest margin was 4.0% for the six month period ended June 30, 1997, compared to 4.1% for the same period in 1996. The decline in net interest margin for the three month and six month periods ended June 30, 1997 compared to the same periods in 1996, resulted primarily from the implementation of an asset liability management strategy, approved and monitored by the Company's Board of Directors, which consisted of matching Federal Home Loan Bank borrowings to fund the purchase of additional investment securities. While this strategy contributed to increasing net interest income, it also had the effect of lowering the net interest margin. Managing and regularly monitoring the interest rate risk associated with this strategy are the responsibility of both management and the Company's Board of Directors. Liquidity and asset/liability strategies include the utilization of borrowings from the Federal Home Loan Bank or drawing on lines of credit established with correspondent banks to satisfy liquidity or funding needs. At June 30, 1997, the Company had borrowings totaling $14.5 million from the Federal Home Loan Bank. Approximately $10 million of these borrowings were used to fund investment securities. The Company had $3 million in borrowed funds at June 30, 1996.

NON-INTEREST INCOME

Non-interest income was $312,000 for the second quarter of 1997, compared with $229,000 for the same period in 1996. Excluding gains(losses) on sale of securities and sale of foreclosed assets, totaling $4,000 in 1997 and ($2,000) in 1996, non-interest income increased $77,000 in 1997 from the same period in 1996. This increase was comprised of an increase of $60,000 in service fee income, $8,000 in Investment Center income, $6,000 in income from foreclosed assets and $22,000 in other miscellaneous income areas. These increases were partially offset by a decline of $19,000 in Trust income.

Total non-interest income was $598,000 for the first six months of 1997, compared with $495,000 for the same period in 1996. Non-interest income, excluding gains(losses) on sale of securities and foreclosed assets of $4,000 in 1997 and $3,000 in 1996, increased $102,000 for the first six months of 1997 compared with the same period in 1996. Increases in 1997 compared to 1996 of $121,000 in service fee income, primarily in the area of charges for checks drawn on insufficient funds, $17,000 in Trust income, $18,000 in Investment Center income and $52,000 in other miscellaneous income categories were partially offset by a decrease of $106,000 in income from foreclosed assets. The decrease in income from foreclosed assets during 1997 was the result of income received in 1996 from liquidating a partnership interest which was no longer carried on the Company's balance sheet.

NON-INTEREST EXPENSE

Total non-interest expense increased $129,000 during the second quarter of 1997 compared with the second quarter of 1996. This increase was the result of increases of $46,000 in salaries and employee benefits, $59,000 in occupancy expense, $4,000 in FDIC insurance, $15,000 in data processing expense and $19,000 in other miscellaneous operating categories. These increases were partially offset by a decrease of $16,000 in audit, tax and accounting expense. The increase in salaries and employee benefits and occupancy expense were primarily the result of the Company having opened its first branch office in Green Hills in January of 1997.

Total non-interest expenses increased $531,000, or 24.0%, during the first six months of 1997 compared with the same period of 1996. Increases were reflected primarily in the areas of salaries and employee benefits, occupancy expense and advertising expense. These increases were primarily the result of the Company's expansion of its delivery systems through the addition of a mobile branch and the opening of its new traditional branch location in the Green Hills area. At June 30, 1997, the Company had 52 employees (1 employee per $3.7 million in assets) compared with 43 employees (1 employee per $3.7 million in assets) at June 30, 1996 and 52 employees (1 employee per $3.2 million in assets) at December 31, 1996.

INCOME TAXES

During the second quarter of 1997, the Company recorded provision for income taxes of $277,000 compared to $15,000 during the same period in 1996. During 1996, reported earnings benefited from a Federal tax loss carry forward which was fully utilized during the fourth quarter of 1996. Having fully utilized the Federal net operating loss carry forward, the 1997 effective tax rate more closely approximates the applicable statutory income tax rate. The Company continues to benefit from a State net operating loss carryforward. Reference should be made to Note E of the financial statements.

During the first six months of 1997, the Company reported provision for income taxes of $472,000 compared to $30,000 during the same period in 1996.

CREDIT QUALITY AND ALLOWANCE

Nonperforming assets, which include nonaccrual loans, restructured loans and foreclosed properties were $515,000 at June 30, 1997, a decrease of $64,000 from $579,000 at December 31, 1996 and representing a decrease of $45,000 from the $560,000 reported at June 30, 1996. There were no loans 90 days or more past due and still accruing interest at June 30, 1997 or 1996. Potential problem loans totaled approximately $164,000 at June 30, 1997, compared with $510,000 at June 30, 1996 and $84,000 at December 31, 1996.

The Company recorded $25,000 in expense for provision for possible loan losses during the second quarter of 1997, compared with no expense for provision for possible loan losses during the same quarter of 1996. Net loan recoveries were $22,000 in the second quarter of 1997 compared with $3,000 for the same period in 1996. The allowance for possible loan losses was $3.0 million at June 30, 1997 compared to $3.2 million at June 30, 1996 and $2.9 million at December 31, 1996. Loan and valuation reserves as a percentage of total nonperforming assets were 584% and 567% at June 30, 1997 and 1996, respectively. The allowance for possible loan losses represented 497% of nonperforming loans at December 31, 1996. The level of the allowance and the amount of the provision are determined on a quarter-by-quarter basis and, given the inherent uncertainties in the estimation process, no assurance can be given as the amount of the allowance at any future date.

BALANCE SHEET

The Company's total assets at June 30, 1997, were $191.0 million, an increase of $24.3 million from December 31, 1996. This increase reflects the results of the Company's expansion of its delivery system through mobile branching and the establishment of its branch office in the Green Hills area as well as the utilization of a matched funding leveraging strategy consisting of Federal Home Loan Bank borrowings being invested in securities. The increase in total assets was the result of an increase of $15.8 million in investment securities, $9.4 million in total loans and $306,000 in premises and equipment. These increases were partially offset by a decrease of $1.8 million in Federal Funds sold. Total deposits at June 30, 1997, were $151.9 million, an increase of $18.6 million from $133.3 million at December 31, 1996. The increase in deposits was comprised of an increase of $4.1 million in non-interest bearing demand deposits, $1.7 million in NOW Accounts, $10.0 million in time certificates less than $100,000 and $4.9 million in time certificates $100,000 and greater. These increases were partially offset by a decrease of $2.0 million in Money Market Accounts. Federal Home Loan Bank borrowings increased $5 million from $9.5 million at December 31, 1996 to $14.5 million at June 30, 1997 as a result of the Company's asset/liability management leveraging strategy.

Shareholders' equity (adjusted for SFAS No. 115) increased $681,000 to $22.8 million at June 30, 1997 from $22.1 million at December 31, 1996. The Company recorded dividend payments of $221,000 during the first six months of 1997 compared with $176,000 for the same period in 1996. Unrealized gain on securities available for sale, net of income taxes, was $102,000 at June 30, 1997 compared to $64,000 at December 31, 1996. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 reflecting current market value on these securities.

CAPITAL ADEQUACY AND LIQUIDITY

The Company's capital position continued to remain strong during the first six months of 1997. Shareholders' equity (excluding SFAS No. 115 adjustments) at June 30, 1997, was $22.7 million, or 11.9% of total assets, which compares with $22.0 million, or 13.2% of total assets at December 31, 1996. Total shareholders' equity (including adjustments for SFAS No. 115) at June 30, 1997, was $22.8 million, or 11.9% of total assets, which compares with $22.1 million, or 13.3% of total assets, at December 31, 1996. The increase in capital during the second quarter of 1997 was primarily a result of current period earnings and an increase in the unrealized gain on securities available for sale. The effect of these items was partially offset by the payment of dividends of $221,000 in the first six months of 1997 compared with $176,000 for the same period of 1996. At June 30, 1997, the Company's primary and total capital ratios to adjusted assets were 17.8% and 20.0%, respectively, which is significantly in excess of the applicable regulatory requirements of the Federal Reserve Board. In addition, the Company's total risk based capital ratio was 19.1% at June 30, 1997, compared with 20.6% at December 31, 1996.

The Company's principal sources of asset liquidity are marketable securities available for sale and Federal Funds sold, as well as maturities of securities. The estimated average maturity of securities was 7.12 years at June 30, 1997, compared to 3.4 years at December 31, 1996. Securities available for sale were $62.2 million at June 30, 1997, compared to $46.4 million at December 31, 1996. Federal Funds sold were $5.0 million at June 30, 1997 compared with $6.8 million at December 31, 1996. Core deposits, a relatively stable funding base, comprised 80.2% of total deposits at June 30, 1997, and 81.2% at December 31, 1996. Core deposits represent total deposits excluding time certificates of $100,000 or greater.

The Board of Directors of The Bank and its shareholders approved a plan of exchange with CFGI whereby CFGI became the parent holding company of The Bank effective April 30, 1996. Each share of common stock of The Bank was exchanged for one share of common stock of CFGI, and each outstanding warrant and each outstanding option to purchase common shares of The Bank automatically became warrants and options to purchase shares of CFGI. This exchange of shares consummated the formation of the holding company and received approval of The Bank's shareholders, the Board of Governors of the Federal Reserve System and the Tennessee Department of Financial Institutions.

                                    PART II

                               OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on Tuesday, May 6, 1997, the following items were voted on an are herein incorporated by reference to the Proxy Statement for the annual meeting of shareholders previously filed with the Commission.

1. To elect nine (9) Directors to serve until the next Annual meeting or until their successors are elected and qualified;

2. To transact such other business as may properly be brought before the Annual meeting or any adjournments thereof.

The following reflects the vote of the shareholders of the items noted above:

          Item #                      Affirmative                Negative               Abstain
          ------                      -----------                --------               -------
    1.                                 1,642,197

* Included in the affirmative votes are negative votes against specific Directors disclosed as follows:

    J. B. Baker                             9,432
    Jo D. Federspiel                        9,432
    Richard H. Fulton                      10,676
    Mack S. Linebaugh, Jr.                  9,432
    Louis A. McRedmond                     10,432
    Leon Moore                             59,232
    Perry W. Moskovitz                     65,972
    C. Norris Nielsen                      56,846
    G. Edgar Thornton                      55,746
                                          -------

                                          287,203
                                          =======


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                                   Description
-----------             -------------------------------------------------------
  11                    Statement regarding computation of earnings per share.

  27                    Financial Data Schedule (for SEC use only)


(B) Report on Form 8-K filed during the quarter ended June 30, 1997 was as follows:

         April 9, 1997 reported the promotion of T. Wayne Hood to Senior Vice President of Community Financial Group, Inc., and Senior Vice President/General Counsel and Senior Trust Officer of the Company's wholly owned subsidiary, The Bank of Nashville.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            COMMUNITY FINANCIAL GROUP, INC.
                                         --------------------------------------
                                                     Registrant




August 12, 1997                          /s/ Mack S. Linebaugh, Jr.
---------------------------              --------------------------------------
Date                                     Mack S. Linebaugh, Jr.
                                         President, Chairman of the Board,
                                         Chief Executive Officer and Chief
                                         Financial Officer