Form 10-Q
period 1997-08-30
COMMUNITY FINANCIAL GROUP INC
filed 1997-11-13
CIK 852677

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 X       Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934


         For the quarterly period                 September 30, 1997
                                 ----------------------------------------------

Commission File Number:             0-28496
                       --------------------------------------------------------

                         Community Financial Group, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Tennessee                                                        62-1626938
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)



401 Church Street, Nashville, Tennessee                             37219-2213
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)



    (615) 271-2000       (Issuer's telephone number, including area code)
-----------------------


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

           Common shares outstanding 2,206,457 as of October 31, 1997.

                                     PART I

                              FINANCIAL INFORMATION

                                                                                              Page(s)
                                                                                              ------
ITEM 1.        FINANCIAL STATEMENTS

       -       Consolidated Balance Sheet - September 30, 1997......................               1

               Consolidated Statement of Changes in Shareholders' Equity
       -       -Nine Months Ended September 30, 1997................................               2

               Consolidated Statements of Income
       -       -Three and Nine Months Ended September 30, 1997 and 1996.............               3

               Consolidated Statements of Cash Flows
       -       -Nine Months Ended September 30, 1997 and 1996.......................           4 - 5

       -       Notes to Consolidated Financial Statements - September 30, 1997......           6 - 9


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..................................         10 - 14


                                             PART II

                                          OTHER INFORMATION


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS..............................................................              15

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.....................................         15 - 17

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1997
                          (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                    ASSETS

Cash and due from banks                                                       $   6,317
Interest-bearing balances with banks                                                170
Federal funds sold                                                               14,800
Securities available for sale (amortized cost $61,967)                           62,401
Loans (net of unearned income of $266):
   Commercial                                                                    36,304
   Real estate - mortgage loans                                                  68,468
   Real estate - construction loans                                               9,091
   Consumer                                                                       3,210
                                                                              ---------
   Loans, net of unearned income                                                117,073
   Less allowance for possible loan losses                                       (3,020)
                                                                              ---------

          Total Net Loans                                                       114,053
                                                                              ---------

Premises and equipment, net                                                       1,050
Accrued interest and other assets                                                 1,632
                                                                              ---------

          Total Assets                                                        $ 200,423
                                                                              =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits                                          $  18,476
Interest-bearing deposits:
   NOW accounts                                                                   7,632
   Money market accounts                                                         66,968
   Time certificates less than $100,000                                          36,349
   Time certificates $100,000 and greater                                        30,821
                                                                              ---------
          Total Deposits                                                        160,246

Federal Home Loan Bank borrowings                                                14,500
Accounts payable and accrued liabilities                                          2,258
                                                                              ---------
         Total Liabilities                                                      177,004
                                                                              ---------

Commitments and contingencies                                                       -

Shareholders' equity (Note F):
   Common stock, $6 par value; authorized 50,000,000 shares;  issued and
     outstanding 2,205,908 shares                                                13,235
   Additional paid-in capital                                                     6,694
   Retained earnings                                                              3,220
   Unrealized gain on securities available for sale, net of tax                     270
                                                                              ---------
        Total Shareholders' Equity                                               23,419
                                                                              ---------

        Total Liabilities and Shareholders' Equity                            $ 200,423
                                                                              =========



         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                           Unrealized
                                                                            Gain on
                                                                           Securities
                                                Additional                  Available
                                   Common        Paid-In       Retained   For Sale, Net
                                    Stock        Capital       Earnings      of Tax         Total
                                   -------      ----------     --------   -------------   --------
Balance, January 1, 1997           $13,215       $6,676        $ 2,130       $ 64         $ 22,085

Issuance of common stock -
  (3,435 shares)                        20           18            -            -               38

Net income                             -            -            1,421          -            1,421

Cash dividends - $.15 per share        -            -             (331)         -             (331)

Change in unrealized gain on
  securities available for sale,
  net of tax                           -            -              -          206              206
                                   -------       ------        -------       ----         --------

Balance, September 30, 1997        $13,235       $6,694        $ 3,220       $270         $ 23,419
                                   =======       ======        =======       ====         ========





         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three Months Ended         Nine Months Ended
                                                         September 30              September 30
                                                   -----------------------   ------------------------
                                                      1997        1996          1997         1996
                                                   ----------   ----------   ----------   -----------
Interest income:
  Interest and fees on loans                       $    2,807   $    2,402   $    7,936   $     7,039
  Interest on federal funds sold                          122           71          269           209
  Interest on balances in banks                             8          -             17           -
  Interest on securities:
     U.S. Treasury securities                              32           72          121           293
     Other U.S. government agency obligations             987          632        2,818         1,889
     States and political subdivisions                      5          -             15           -
     Other securities                                      23            9           78            38
                                                   ----------   ----------   ----------   -----------
         Total interest income                          3,984        3,186       11,254         9,468
                                                   ----------   ----------   ----------   -----------

Interest expense:
  Interest bearing demand deposits                        894          777        2,505         2,138
  Savings and time deposits less than $100,000            547          438        1,534         1,396
  Time deposits $100,000 and over                         439          368        1,277         1,203
  Interest on Federal Home Loan Bank borrowings           204           10          507            10
  Federal funds purchased                                 -              5           26             8
                                                   ----------   ----------   ----------   -----------
         Total interest expense                         2,084        1,598        5,849         4,755
                                                   ----------   ----------   ----------   -----------

Net interest income                                     1,900        1,588        5,405         4,713
Provision for possible loan losses                         25          -             75           -
                                                   ----------   ----------   ----------   -----------

Net interest income after provision for
  possible loan losses                                  1,875        1,588        5,330         4,713
Non-interest income:
  Service fee income                                      106           46          302           121
  Trust income                                            139          114          359           317
  Investment Center income                                 27           23           78            56
  Gain (loss) on sale of securities                       -            -              2            (2)
  Income from foreclosed assets                            90           12          105           133
  Gain on sale of foreclosed assets                         1          -              3             5
  Other                                                    72           22          184            82
                                                   ----------   ----------   ----------   -----------
         Total non-interest income                        435          217        1,033           712
                                                   ----------   ----------   ----------   -----------

Non-interest expense:
  Salaries and employee benefits                          685          607        2,033         1,774
  Occupancy expense                                       186          160          553           391
  FDIC insurance                                            5          -             14             2
  Advertising                                              31           22          156            91
  Audit, tax and accounting                                52           53          168           156
  Data processing expense                                  54           51          173           159
  Other operating expenses                                296          280          953           810
                                                   ----------   ----------   ----------   -----------
         Total non-interest expense                     1,309        1,173        4,050         3,383
                                                   ----------   ----------   ----------   -----------

Income before income taxes                              1,001          632        2,313         2,042
Provision for income taxes                                420           62          892            92
                                                   ----------   ----------   ----------   -----------
Net income                                         $      581   $      570   $    1,421   $     1,950
                                                   ==========   ==========   ==========   ===========

Earnings per share (Note F)                        $      .26   $      .26   $      .64   $       .88
                                                   ==========   ==========   ==========   ===========
Weighted average common shares outstanding          2,231,770    2,219,082    2,230,609     2,216,286
                                                   ==========   ==========   ==========   ===========


         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                               1997                  1996
                                                             --------              --------
Cash flows from operating activities:
   Interest received                                         $ 11,026              $  9,579
   Fees received                                                1,031                   708
   Interest paid                                               (5,259)               (5,344)
   Cash paid to suppliers and associates                       (4,779)               (3,483)
                                                             --------              --------
        Net cash provided by operating activities               2,019                 1,460
                                                             --------              --------


Cash flows from investing activities:
   Proceeds from sales of securities available for sale         2,479                 6,016
   Maturities of securities available for sale                 13,890                 7,843
   Purchases of securities available for sale                 (32,017)              (13,041)
   Loans (originated) repaid by customers, net                 (9,251)               (6,376)
   Capital expenditures                                          (469)                  (54)
                                                             --------              --------
        Net cash (used) provided by investing activities      (25,368)               (5,612)
                                                             --------              --------


Cash flows from financing activities:
   Net increase demand deposits, NOW, money market accounts    11,350                 9,288
   Net increase (decrease) in certificates of deposit          15,626               (12,103)
   Increase in Federal Home Loan Bank borrowings                5,000                 9,500
   Proceeds from issuance of common stock                          38                    84
   Dividends paid                                                (331)                 (263)
                                                             --------              --------
        Net cash provided by financing activities              31,683                 6,506
                                                             --------              --------

Net increase (decrease) in cash and cash equivalents            8,334                 2,354

Cash and cash equivalents - beginning of period                12,953                 7,279
                                                             --------              --------
Cash and cash equivalents - end of period                    $ 21,287              $  9,633
                                                             ========              ========



         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                     Nine Months Ended September 30,
                                                                                     ------------------------------
                                                                                      1997                   1996
                                                                                     -------                -------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                           $ 1,421                $ 1,950
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                         295                    153
   Provision for possible loan losses                                                     75                    -
   Provision for deferred taxes                                                          140                    -
   Gain on sale of foreclosed assets                                                      (3)                    (5)
   Stock dividend income                                                                 (60)                   (20)
   (Gain) loss on sale of securities                                                      (2)                     2
   Loss on disposal of equipment                                                         -                        3
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest and other assets                           (320)                    65
     Increase (decrease) in accounts payable and accrued liabilities                     473                   (688)
                                                                                     -------                -------

           Net cash provided by operating activities                                 $ 2,019                $ 1,460
                                                                                     =======                =======

Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain (loss) on securities available for sale, net of tax     $   206                $  (462)
                                                                                     =======                =======

   Foreclosures of loans                                                             $   133                $   -
                                                                                     =======                =======






         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with general practices within the banking industry and generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

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


B.       SECURITIES

         Securities with an aggregate fair market value of $29 million at September 30, 1997, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.


C.       ALLOWANCE FOR POSSIBLE LOAN LOSSES

         An analysis of the changes in the allowance for possible loan losses follows (in thousands):

                                                              Three Months Ended        Nine Months Ended
                                                              September 30, 1997        September 30, 1997
                                                              -------------------       ------------------
         Balance, beginning of period                               $ 3,010                $ 2,878
         Provision charged (credited) to operations                      25                     75
         Loans charged off                                             (109)                  (149)
         Recoveries                                                      94                    216
                                                                    -------                -------

         Balance, end of period                                     $ 3,020                $ 3,020
                                                                    =======                =======

         Allowance ratios are as follows:
           Balance, to loans outstanding end of period                 2.58%                  2.58%
           Net (charge-offs) recoveries to average loans               (.01)%                  .06%

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

         At September 30, 1997, the Company recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are $234,000 and $107,000, respectively. This valuation allowance is included in the allowance for loan losses on the consolidated balance sheet.

         The average recorded investment in impaired loans for the three and nine months ended September 30, 1997 were $240,000 and $249,000, respectively.

         Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three and nine month periods ended September 30, 1997.


E.       INCOME TAXES

         Actual income tax expense for the three differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                                 Three Months Ended      Nine Months Ended
                                                                 September 30, 1997     September 30, 1997
                                                                 ------------------     ------------------
         Computed "expected" tax expense                                $   340                $   786
         State tax expense, net of federal benefit                           92                     92
         Other, net                                                         (12)                    14
                                                                        -------                -------

                  Total Income Tax Expense                              $   420                $   892
                                                                        =======                =======

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

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


E.       INCOME TAXES - CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997, are presented below (in thousands):

         Deferred tax assets:

         Deferred fees, principally due to timing differences in the recognition of income      $ 134
         Other                                                                                     11
                                                                                                -----


              Total gross deferred tax assets                                                     145
                                                                                                -----

         Deferred tax liabilities:

         Discount on securities deferred for tax purposes                                        (103)
         Unrealized gain on securities available for sale                                        (164)
         Loans, principally due to provision for possible losses                                 (184)
         Premises and equipment, principally due to differences in depreciation methods           (45)
         Other                                                                                    (35)
                                                                                                -----

              Total gross deferred tax liabilities                                               (531)
                                                                                                -----

         Net deferred tax liabilities                                                           $(386)
                                                                                                =====

         At December 31, 1996, the Company had a net operating loss carryforward for income tax purposes of $1.9 million for state purposes. The state net operating loss carryforward was fully utilized during the nine months ended September 30, 1997.


F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 98,000 shares at September 30, 1997.

         At September 30, 1997, warrants to purchase 4,744,742 shares of the Company common stock were outstanding. This exercise price of the warrants is $12.50, and they expire on December 31, 1998.

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

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

         Pro forma basic earnings per share calculated under SFAS No. 128 for the three and nine month periods in 1997 were $.26 and $.64, respectively. Pro forma diluted earnings per share for such periods were $.26 and $.64, respectively. Stock options to purchase 98,000 common shares at September 30, 1997 were included in the calculation of pro forma diluted earnings per share. The warrants to purchase 4,744,742 common shares were excluded from the pro forma diluted earnings per share calculations because the exercise price has exceeded the average market price of the company's common stock for each of the three quarterly reporting periods in 1997, and thus are antidilutive.


G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At September 30, 1997, the Company had unfunded commitments to extend credit totaling $47.5 million consisting of unfunded lines of credit and commitments to extend credit. Additionally, the Company had standby letters of credit of $3.7 million as of September 30, 1997.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three and nine months period ended September 30, 1997, totaled approximately $2,275,000 and $1,844,000. The required balance at September 30, 1997 was $1,486,000.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Community Financial Group, Inc. (CFGI), is a bank holding company which was formed on April 30, 1996, and is the parent company of its wholly-owned subsidiary, The Bank of Nashville (The Bank), collectively referred to as the Company. The balances and activities for the periods prior to April 30, 1996, are those of The Bank only. The following discussion compares the Company's financial condition at September 30, 1997 and December 31, 1996, and results of operations for the third quarter of 1997 with the same period in 1996. The accompanying consolidated financial statements and notes are considered an integral part of the analysis and should be read in conjunction with the narrative. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should also be made to the Company's 1996 annual report for a more complete discussion of factors that impact the results of operations, liquidity, and capital.

This discussion is designed to assist readers in their analysis of the Company's consolidated financial statements and related notes.


OVERVIEW

CFGI reported net income of $581,000 for the third quarter of 1997, up slightly from net income of $570,000 for the third quarter of 1996. The Company earned $.26 per share for the third quarter of 1997, compared to $.26 per share reported for the third quarter of 1996. The increase in net income was the result of a $312,000 increase in net interest income, and $218,000 in non-interest income which were partially offset by a $136,000 increase in non-interest expense and a $358,000 increase in the provision for income taxes. The Company's annualized return on average assets was 1.17% for the third quarter of 1997 and 1.44% for the same period in 1996. Annualized return on average equity for the third quarter of 1997 was 10.03% compared to 10.74% for the same period in 1996.

Net income for the nine month period ended September 30, 1997, was $1,421,000 compared with net income of $1,950,000 during the first nine months of 1996. The decline in net income for the nine month period resulted from $892,000 in provision for income taxes recorded during the first nine months of 1997 compared with only $92,000 for the same period in 1996. Net interest income increased $692,000, 14.7%, during the first nine months of 1997 compared to the same period in 1996. Non-interest income increased $321,000, 45.1%, during the first nine months of 1997 compared with the same period in 1996 while non-interest expense increased $667,000, 19.7%, during the first nine months of 1997 compared with the same period in 1996. The increase in non-interest expense was primarily related to the expansion of the Company's delivery system through the opening of its new Green Hills location in January, 1997, as well as the establishment of mobile branching in late 1996. The Company's annualized return on average assets was 1.01% for the nine months ended September 30, 1997 and 1.67% for the same period in 1996. Annualized return on average equity was 8.44% for the nine months ended September 30, 1997, and 12.62% for the same period in 1996.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on deposits. Fluctuation in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income before provision for possible loan losses for the third quarter of 1997 was $1.9 million, an increase of $.3 million, or 19.6%, compared to the third quarter of 1996. The increase in net interest income resulted from a 25.2% increase in the volume of average earning assets which was partially offset by a one basis point decline in the average interest rate earned on those assets. Also impacting net interest income was a 27.0% increase in the volume of interest bearing liabilities and a 15 basis point increase in the average rate paid on those liabilities. The increase in the volume of average earning assets may be attributed to a 13.5% increase in average loans outstanding, 47.3% increase in average investments and a 64.8% increase in Federal Funds sold. The mix of these assets changed somewhat as the percentage of average investments to earning assets increased from 27.7% in 1996 to 32.6% in the third quarter of 1997. Although loan volume increased, loans declined as a percentage of average earning assets during the third quarter of 1997 compared to the same period in 1996. Net interest income was also impacted by a shift in the mix of interest bearing liabilities in the third quarter of 1997 compared to the same period in 1996. The average volume of certificates of deposit less than $100,000 increased $7.7 million, or 26.1%, while the average volume of Money Market accounts increased $6.0 million, 9.8%, certificates of deposit $100,000 or greater increased $4.2 million, 16.5%, and demand deposits increased $1.9 million, 37.2%. Additionally, the average volume of interest bearing liabilities was impacted by the Company's decision to increase its Federal Home Loan Bank borrowings reflected by an increase in average volume of $13.4 million in the third quarter of 1997 compared to the same period in 1996. The average rate paid on interest bearing liabilities increased 15 basis points in the third quarter of 1997 compared to the same period in 1996. The average rate paid on certificates of deposits $100,000 or greater increased 15 basis points, the rate paid on Now accounts increased 149 basis points, the rate paid on Money Market investment accounts increased 4 basis points, and the average rate on Federal Home Loan Bank and other borrowings increased 40 basis points, while the average rate paid on certificates of deposit less than $100,000 declined 5 basis points.

Total interest income increased $798,000, or 25.0%, in the third quarter of 1997 compared to the same period in 1996. This increase primarily resulted from an increase of 25.2% in the average volume of earning assets. Total interest expense increased $486,000, or 30.4%, in the third quarter of 1997 compared to the same period in 1996. This increase resulted primarily form an increase in the average volume of interest bearing liabilities of 27.0%.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.0% and 4.2% for the quarters ended September 30, 1997 and 1996, respectively. Net interest margin was 4.0% for the nine month period ended September 30, 1997 compared to 4.1% for the same period in 1996. The decline in net interest margin for both the three and nine month periods ended September 30, 1997 resulted primarily from the Company's decision to increase Federal Home Loan Bank borrowings, utilizing those borrowings to increase investment securities resulting in a lower net interest margin but increased net interest income.

Net interest income before provision for possible loan losses for the first nine months of 1997 was $5.4 million, an increase of 14.7%, compared to $4.7 million during the first nine months of 1996. The increase in net interest income during the first nine months of 1997 resulted from an increase of 19.5% in the volume of average earning assets, while average interest bearing liabilities increased 20.8%. Net interest income was also impacted by average rates on earning assets declining 4 basis points, while average rates paid on interest bearing liabilities increased 9 basis points. There was a shift in the mix of average earning assets as the Company implemented an asset liability management strategy which had previously been approved and is regularly monitored by the Company's Board of Directors. The strategy consists of matching Federal Home Loan Bank borrowings to fund the purchase of additional investment securities. This impacted the mix of both average earning assets and average interest bearing liabilities. While this strategy contributed to increasing net interest income, it also had the effect of lowering the net interest margin. Managing and regularly monitoring the interest rate risk associated with this strategy are the responsibility of both management and the Company's Board of Directors. Liquidity and asset liability strategies include the utilization of borrowings from the Federal Home Loan Bank or drawing on lines of credit established with correspondent banks to satisfy liquidity or funding needs. At September 30, 1997, the Company had borrowings totaling $14.5 million from the Federal Home Loan Bank. Approximately $10 million of these borrowings were used to fund investment securities. The Company had $9.5 million in borrowed funds at December 31, 1996.

NON-INTEREST INCOME

Non-interest income was $435,000 for the third quarter of 1997, compared with $217,000 for the same period in 1996, reflecting an increase of 100%. The increase in non-interest income may be partially attributed to an increase in income from previously foreclosed assets of $90,000 during the third quarter of 1997 compared to $12,000 for the same period in 1996. This increase resulted from the sale of a previously foreclosed partnership interest which was no longer carried on the Bank's books. Other increases in non-interest income were comprised of $60,000 in service fee income, $25,000 in Trust income, $4,000 in Investment Center income and $50,000 in other income comprised primarily of $45,000 in ATM fees and $5,000 in fee income from mobile branching. These increases in income were partially offset by declines in debit/credit card interchange income, safe deposit box rental income and processing fee income.

Total non-interest income was $1,033,000 for the first nine months of 1997, compared with $712,000 for the same period in 1996. Non-interest income, excluding gains(losses) on sale of securities and sale of foreclosed assets of $5,000 in 1997 and $3,000 in 1996, increased 45% for the first nine months of 1997 compared with the same period in 1996. Increases in 1997 compared to 1996 were comprised of $181,000 in service fee income, primarily in the area of charges for checks drawn on insufficient funds, $42,000 in Trust income, $22,000 in Investment Center income and $102,000 in other areas comprised primarily of ATM related fees, fees from mobile branching and mortgage origination fees. These increases were partially offset by a decrease of $28,000 in income from foreclosed assets.


NON-INTEREST EXPENSE

Total non-interest expense increased $136,000 during the third quarter of 1997 compared with the same period in 1996. This increase was primarily the result of increases of $78,000 in salaries and employee benefits and $26,000 in occupancy expense, both of which resulted from the expansion of the Company's delivery system by a branch office in Green Hills and establishing mobile branching.

Total non-interest expense increased $667,000, or 19.7%, during the first nine months of 1997 compared with the same period of 1996. Increases were reflected primarily in the areas of salaries and employee benefits, occupancy expense, marketing and advertising, and data processing expense. The increases in salary and employee benefits, occupancy expense and marketing expense were primarily related to the Company's expansion of its delivery system and locations. At September 30, 1997, the Company had one employee per $4.0 million in assets, compared with one employees per $3.5 million in assets at September 30, 1996, and one employee per $3.2 million in assets at December 31, 1996.

Non-interest expense to date does not include any significant expense related to the Year 2000 computer programming. The Company has an established Year 2000 task force operating under the direction of and being carefully monitored by the Board of Directors. The Company has already identified all critical business processes and is in the process of assessing Year 2000 readiness among its vendors and customers. Planned capital expenditures include normal system upgrades, as well as, additional expenditures to accommodate Year 2000 compliance. Nominal expenditures will occur in the fourth quarter of 1997 with additional expenditures planned for 1998 and 1999, however, these are not expected to have a material impact on the Company's financial performance.


INCOME TAXES

During the third quarter of 1997, the Company recorded provision for income taxes of $420,000, compared to $62,000 during the same period in 1996. During 1996, reported earnings benefited from tax loss carryforwards which have now been fully utilized. As a result of having utilized these operating loss carryforwards, the 1997 effective tax rate more closely approximates the applicable statutory income tax rate. Reference should be made to Note E of the financial statements.

During the first nine months of 1997, the Company reported provision for income taxes of $892,000, an increase of $800,000 from the $92,000 reported during the same period in 1996.

CREDIT QUALITY AND ALLOWANCE

Nonperforming assets, which include nonaccrual loans, restructured loans and foreclosed properties were $387,000 at September 30, 1997, a decrease of $192,000 from December 31, 1996, and a decrease of $470,000 from the $857,000 reported at September 30, 1996. There were no loans 90 days or more past due and still accruing interest at either September 30, 1997 or 1996. Potential problem loans totaled approximately $630,000 at September 30, 1997, compared with $84,000 at December 31, 1996.

The Company recorded $25,000 in expense for provision for possible loan losses during the third quarter of 1997, compared with no expense for provision for possible loan losses during the same quarter of 1996. Net loan charge-offs were $15,000 in the third quarter of 1997 compared with $205,000 for the same period in 1996. The allowance for possible loan losses was $3.0 million at September 30, 1997 compared to $2.9 million at December 31, 1996. Loan and valuation reserves as a percentage of total nonperforming assets were 780% at September 30, 1997 and 497% at December 31, 1996. The level of the allowance and amount of the provision are determined on a quarter by quarter basis and, given the inherent uncertainties in the estimation process, no assurance can be given as to the amount of the allowance at any future date.


BALANCE SHEET

The Company's total assets at September 30, 1997, were $200.4 million, an increase of $33.7 million from $166.7 million at December 31, 1996. This increase reflects the results of the Company's expansion of its delivery systems through mobile branching and the establishment of a branch office in the Green Hills area, as well as the utilization of a matched funding leveraging strategy consisting of Federal Home Loan Bank borrowings being invested in securities. Areas reflecting growth were $16.0 million in investment securities, $9.2 million in total loans, $8.0 million in Federal Funds sold and $266,000 in premises and equipment. Total deposits at September 30, 1997 were $160.2 million, an increase of $27.0 million from the $133.3 million reported at December 31, 1996. The increase in deposits was comprised of an increase of $9.9 million in certificates of deposit less than $100,000, $5.7 million in certificates of deposit $100,000 or greater, $5.8 million in non-interest bearing demand deposits, $2.8 million in Money Market Investment accounts and $2.8 million in Now accounts. Federal Home Loan Bank borrowings increased $5 million from $9.5 million at December 31, 1996 to $14.5 million at September 30, 1997, as a result of the Company's asset liability management leveraging strategy.

Shareholders' equity (adjusted for SFAS No. 115) increased $1,334,000 to $23.4 million at September 30, 1997 from $22.1 million at December 31, 1996. The Company recorded dividend payments of $331,000 during the first nine months of 1997, compared with $263,000 for the same period in 1996. Unrealized gains on securities available for sale, net of income taxes, was $270,000 at September 30, 1997, compared to $64,000 at December 31, 1996. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 reflecting current market value on these securities.


CAPITAL ADEQUACY AND LIQUIDITY

The Company's capital position continued to be strong during the first nine months of 1997. Shareholders' equity (excluding SFAS No. 115 adjustments) at September 30, 1997, was $23.2 million, or 11.6% of total assets, which compares with $22.0 million, or 13.2% of total assets at December 31, 1996. Total shareholders' equity (including adjustments for SFAS No. 115) at September 30, 1997, was $23.4 million, or 11.7% of total assets, which compares with $22.1 million, or 13.3% of total assets, at December 31, 1996. The increase in capital during the first nine months of 1997 primarily resulted from earnings and increases in the unrealized gain on securities available for sale. The effect of these items was partially offset by the payment of dividends. At September 30, 1997, the Company's primary and total capital ratios to adjusted assets were both 13.05%, which is significantly in excess of the applicable regulatory requirements of the Federal Reserve Board. The Company's total risk based capital ratio was 18.8% at September 30, 1997 compared with 20.6% at December 31, 1996.

The Company's principal sources of asset liquidity are marketable securities available for sale and Federal Funds sold, as well as maturities of securities. The estimated average maturity of securities was 6.5 years at September 30, 1997, compared to 3.4 years at December 31, 1996. Securities available for sale were $62.4 million at September 30, 1997, compared to $46.4 million at December 31, 1996. Federal Funds sold were $14.8 million at September 30, 1997, compared with $6.8 million at December 31, 1996. Core deposits, a relatively stable funding base, represented 80.8% of total deposits at September 30, 1997, and 81.2% at December 31, 1996. Core deposits are defined as total deposits, less time certificates of $100,000 or greater.

CFGI became the parent holding company of The Bank effective April 30, 1996, following the approval of a plan of exchange by the Board of Directors of The Bank and its shareholders. Under the plan each share of common stock of The Bank was exchanged for one share of common stock of CFGI, and each outstanding warrant and each outstanding option to purchase common shares of The Bank automatically became warrants and options to purchase shares of CFGI. This exchange of shares and formation of the holding company received approval of the Board of Governors of the Federal Reserve System and the Tennessee Department of Financial Institutions.

                                     PART II

                                OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not matters submitted to a vote of the Security holders during the quarter ended September 1997.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                               Description
-----------              -------------------------------------------------
  11                     Statement regarding computation of earnings per share.

  27                     Financial Data Schedule (for SEC use only)


(B) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   COMMUNITY FINANCIAL GROUP, INC.
                                   -------------------------------
                                             Registrant



November 12, 1997                  /s/ Mack S. Linebaugh, Jr.
-----------------                  --------------------------
Date                               Mack S. Linebaugh, Jr.
                                   President, Chairman of the Board,
                                   Chief Executive Officer and Chief
                                   Financial Officer