Form 10KSB/A
period 1996-12-31
COMMUNITY FINANCIAL GROUP INC
filed 1997-12-15
CIK 852677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSBA




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

         (2)      Exhibits


                  13.    1996 Annual Report to Shareholders.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANK OF NASHVILLE


By: /s/ Joan Marshall                        Date: December 11, 1997
   -------------------------------                ------------------------------
Joan Marshall
Senior Vice President and
  Corporate Secretary