Form 10KSB40
period 1997-12-31
COMMUNITY FINANCIAL GROUP INC
filed 1998-03-30
CIK 852677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB



(Mark One)
 x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended December 31, 1997
                          ------------------------------------------------------

Commission File Number    0-28496
                          ------------------------------------------------------

 Community Financial Group, Inc.
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its charter)

              Tennessee                                     62-1626938
----------------------------------                    --------------------------
   (State or other jurisdiction                       (IRS Employer
 of incorporation or organization)                    Identification No.)

401 Church Street             Nashville, Tennessee                    37219-2213
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

State issuer's revenues for its most recent fiscal year.  $16,681,000.

The aggregate market value (price at which the stock sold) of Community Financial Group, Inc., voting common stock held by non-affiliates as of February 28, 1998, was $25,384,022.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                     Outstanding at
        Class                                        March 18, 1998
        -----                                        --------------
Common stock $6 par value                            2,215,063 shares

                      Documents Incorporated by Reference:

     Document from which portions             Part of Form 10-KSB to
     are incorporated by reference              which incorporated
     -----------------------------            ----------------------
1.  Annual Report to Shareholders for year     Part II - Items 5,6,
      ended December 31, 1997                        7 and 8

2.  Proxy Statement dated March 27, 1998        Part III - Items 9,
                                                   10, 11 and 12

ITEM 1 - DESCRIPTION OF BUSINESS


On December 13, 1995, Community Financial Group, Inc. ("CFGI"), was incorporated as a Tennessee Corporation. CFGI also filed an application with the Board of Governors of the Federal Reserve System for prior approval to become a one bank holding company pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended. This application was filed on January 22, 1996, and approval was received on March 29, 1996. The holding company began operation April 30, 1996, following approval of a majority of the shareholders of The Bank of Nashville.

As of December 31, 1997, the only subsidiary of CFGI was The Bank of Nashville (The Bank). CFGI and The Bank are collectively referred to herein as "the Company".

The Bank was incorporated under the laws of the State of Tennessee, on July 10, 1989. The Bank was approved as a State Bank, is a member of the Federal Reserve System, and is insured by the Federal Deposit Insurance Corporation. The initial business day for the Bank was November 20, 1989. The Company now has a total of 47 employees.

The present area and scope of the Company's activities include providing a full range of banking and related financial services, including commercial banking, consumer banking, financial and investment services, and real estate finance. The Company has two traditional branches with its main office at 401 Church Street and its Green Hills office at 3770 Hillsboro Pike. Additionally, these locations are complimented by the Company's "Bank on Call" mobile branches which serve customers throughout the market area with at your office banking convenience. LM Financial Partners, Inc., a subsidiary of Legg Mason Wood Walker, Inc., operates an Investment Center in the Company's primary location which provides bank customers at all locations convenient access to a wide array of investment products and fiduciary services.

The Company is well capitalized as demonstrated by a total risk-based capital ratio of 18.8%, tier 1 risk-based capital ratio of 17.5% and tier 1 leverage ratio was 11.8% at December 31, 1997. Additionally, at year end 1997, the Bank's capital ratios reflected total risk base capital ratio at 18.6%, tier 1 risk-based capital ratio at 17.4% and tier 1 leverage ratio at 11.8%. These capital ratios exceed the current regulatory minimum requirements.

The loss of any one of the Company's deposits or loans from, or to, a single person/business (including federal/state/local governments/agencies) would not have a material adverse effect on the business of the Company beyond which has been planned for in the Company's liquidity position. Due to the commercial nature of the Company's target market, liabilities and loans are evaluated relative to industry concentration and volatility. At December 31, 1997, approximately 18.5% of total deposits were related to the construction industry, 2.8% to the real estate development/investment industries, 5.7% to the health care industry and 8% were related to state and local governments. These areas represent the largest deposit concentrations and are generally reflective of the local economy and the Company's asset mix. These deposits are primarily reflected in the Company's demand deposit and interest bearing money market account totals and are deposits of relationship commercial customers, which by their nature are concentrated in a fewer number of customer relationships than would be the case in consumer funding sources. No significant portion of the Company's business can be considered seasonal. The nature of the Company's business is principally domestic, thereby eliminating risks attendant to foreign sources and applications of funds.

The Company is focused on serving small/mid-sized businesses and individuals in the middle Tennessee market, with a primary service area of the Metro Nashville-Davidson County Metropolitan Statistical Area (MSA). Nashville, located in the north central part of the State, is the State's largest MSA. Situated midway between the Mississippi delta to the west, and the Great Smokey Mountains to the east, Metropolitan Nashville covers 533 square miles. Over half of the population of the United States is located within a 600 mile radius of the City, and the central location has contributed to the emergence of Nashville as an important transportation, tourism, and distribution center. Diversity is a key element of the Nashville economy with printing and publishing, healthcare, automobile manufacturing, financial services, real estate development and construction, education, government, entertainment, tourism, hospitality, manufacturing, warehousing, and various service sectors, all being major contributors to the economic vitality of the area.

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

The Company actively competes for loans and deposits with other commercial banks, brokerage firms, savings and loan associations and credit unions. Consumer finance companies, department stores, mortgage brokers, and insurance companies are also significant competitors for various types of loans. There is also active competition for various types of fiduciary and investment business from other banks, trust companies, brokerage firms, investment companies, and others.

The Company is headquartered in the downtown central business district of Nashville. The Company occupies space in the lower level, the second floor, and the third floor of the L & C Tower, located at 401 Church Street, a location which serves as the Bank's main office. The Company opened its first Automated Teller Machine (ATM) in 1989 and now operates ATM's and cash dispensers in various locations throughout its market, serving local businesses and individuals as well as tourists. In 1996, the Company received regulatory approval to establish a mobile branch. The mobile branch brings traditional banking services to the Company's customers at their locations. A full service branch office, located in Green Hills, opened January 23, 1997. Construction started in January, 1998, on a full service branch to be located at 5105 Maryland Way, Brentwood, Tennessee. There are additional expansion plans in the Hendersonville area of Tennessee with the Bank having signed a letter of intent for the purchase of property. If deemed appropriate, additional offices may be established subject to regulatory approval.

During 1997, the Company declared dividends of $.20 per share which resulted in a dividend payout ratio of 21.43%. Other information relating to current banking issues and the regulatory environment are addressed in the 1997 Annual Report to Shareholders.

The following schedules are provided in accordance with Guide 3 "Statistical Disclosure by Bank Holding Companies." All schedules, except those noted below, have been omitted since the required information is either not applicable or is incorporated by reference in the Company's 1997 Annual Report.

           -  Schedule III-A - Types of Loans
           - Schedule III-B - Maturities and Sensitivities of Loans to Changes in Interest Rates
           -  Schedule IV-B - Allocation of the Allowance for Loan
                Losses

III.     LOAN PORTFOLIO

         The following table presents a summary of loan types (net of unearned income) by categories for the last five years.

                                 SCHEDULE III-A

                                 TYPES OF LOANS

                                                        December 31,
                             -------------------------------------------------------------
                               1997          1996          1995         1994         1993
                             --------      --------      -------      -------      -------
Loans (net of unearned
  income of $297, $256,
  $203, $202 and $196
  respectively)
Commercial ............      $ 38,571      $ 35,721      $40,657      $35,108      $30,028
    Real estate -
    mortgage loans ....        71,055        58,763       48,648       41,800       44,743
    construction ......         9,426         9,467        5,952        2,227          849
Consumer ..............         3,697         3,937        3,083        1,950        1,510
                             --------      --------      -------      -------      -------
                             $122,749      $107,888      $98,340      $81,085      $77,130
                             ========      ========      =======      =======      =======

Most of the Company's business activity is with customers located in the Middle Tennessee region. Generally, loans are secured by real estate, inventory, accounts receivable, stock, time certificates, or other assets. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The Company grants residential, consumer, and commercial loans to customers throughout the Middle Tennessee region. Real estate mortgage and construction loans reflected in the preceding schedule are comprised primarily of loans to commercial borrowers.

At December 31, 1997, funded and unfunded loan commitments as classified by standard Industry Classification codes include borrowers in the real estate industry approximating $25 million and $2.2 million, respectively, and loans to building contractors approximating $7.9 million and $11.2 million, respectively. At December 31, 1996, funded and unfunded commitments to borrowers in the real estate industry were approximately $21.3 million and $3.9 million, respectively, and loans to building contractors were approximately $7.8 million and $7.5 million, respectively.

The following table presents the maturity distribution of loan categories at December 31, 1997 (in thousands).

                                 SCHEDULE III-B

                                 TYPES OF LOANS

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                            CHANGES IN INTEREST RATES

                                       One       After One       After
                                       Year     But Within       Five
                                     Or Less    Five Years       Years        Total
                                     ------------------------------------------------
(Net of Unearned
  Income)
    Commercial ................      $20,901      $15,657       $ 2,013      $ 38,571

    Real estate -
      mortgage ................       12,409       25,094        33,552        71,055

    Real estate -
      construction ............        5,580        1,041         2,805         9,426

    Consumer ..................        1,905        1,290           502         3,697
                                     -------      -------      --------      --------

                                     $40,795      $43,082      $ 38,872      $122,749
                                     =======      =======      ========      ========

  For maturities over one year:
      Fixed ...................      $38,740
      Floating ................       43,214

         Schedule IV-B presents a breakdown of the allocation of the allowance for possible loan losses by major categories of loans at December 31, 1997 and 1996. Allocations estimated for each of the categories below do not indicate that loan charge-offs for these amounts are anticipated or will be required. There is no precise method of predicting specific losses which may occur in segments of the loan portfolio. The allowance for possible loan losses is available to absorb any and all losses and is not limited to specific loan types. Values assigned to loan categories in Schedule IV-B represent management's best estimates based on an evaluation of the loan portfolio and current economic conditions. Factors considered in establishing the level of the allowance for possible loan losses include management's ongoing credit review of the loan portfolio, the state of the national and regional economy, the nature and content of the loan portfolio and the level of nonperforming assets.

                                  SCHEDULE IV-B

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                            (IN THOUSANDS OF DOLLARS)



                                             Year Ended December 31,
                                             -----------------------
Balance Applicable To:                          1997         1996
----------------------                         ------       ------
         Commercial .....................      $  916       $  775
         Real estate - mortgage
           loans ........................         967          900
         Real estate - construction
           loans ........................         128          140
         Consumer .......................          79           58
         Unallocated ....................       1,038        1,005
                                               ------       ------
                                               $3,128       $2,878
                                               ======       ======

         Percent of Total Allocation:
         ----------------------------

         Commercial .....................        29.3%        26.9%
         Real estate - mortgage
           loans ........................        30.9         31.3
         Real estate - construction loans         4.1          4.9
         Consumer .......................         2.5          2.0
         Unallocated ....................        33.2         34.9
                                               ------       ------
                                                100.0%       100.0%
                                               ======       ======


ITEM 2 - DESCRIPTION OF PROPERTY

The Company, located at 401 Church Street, Nashville, Tennessee, occupies a total of 15,296 square feet on three floors of the L&C Tower, a 31-story office building. The facility has a total of 158,907 gross square footage and is located on .391 acres. The Company's space is leased from LC Tower, L.L.C. (the "Landlord"). The lease has an initial term of ten years with three five-year renewal options.

The Company occupies 4,670 square feet in the Glendale Shopping Center located at 3770 Hillsboro Pike, Nashville, Tennessee. The Company's space is leased from Coleman Partners, a Tennessee Partnership, and has an initial term of five years with three five-year renewal options.

In the summer of 1998, the Company will occupy 4,000 square feet in the newly completed The Bank of Nashville Building located at 5105 Maryland Way, Brentwood, Tennessee. The Company's space is leased from Graystone, LLC and has an initial term of ten years with three five-year renewal options.

ITEM 3 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following portion of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference:

Common Stock Information    Page 46


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following portions of the 1997 Annual Report are herein incorporated by reference.

         Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 6 through 23.


ITEM 7 - FINANCIAL STATEMENTS

The following portions of the 1997 Annual Report are incorporated herein by reference.

         Financial Statements and Report of Independent Auditors on
           pages 24 through 43 and page 44.
         Quarterly Results of Operations on page 45.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and the information regarding executive officers called for by this item is contained in the sections entitled "Election of Directors" and "Executive Officers" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders, dated March 27, 1998, and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information called for by this item is contained in the section entitled "Compensation of Executive Officers" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders, dated March 27, 1998, and is incorporated herein by reference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is contained in the sections entitled "Directors and Nominees" and "Election of Directors" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders dated March 27, 1998, and is incorporated herein by reference.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is contained in the section entitled "Transactions with Directors and Executive Officers" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders dated March 27, 1998, and is incorporated herein by reference.


ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

                  (1)      Financial Statements

                           The following consolidated financial statements and the Report of KPMG Peat Marwick LLP, Independent Certified Public Accountants, are on pages 24 through 43 and page 44 of the 1997 Annual Report and are incorporated herein by reference.

                           -  Consolidated Balance Sheets at December 31, 1997
                               and 1996
                           -  Consolidated Statements of Income for the Years
                               Ended December 31, 1997, 1996 and 1995
                           -  Consolidated Statements of Shareholders' Equity
                               for the Years Ended December 31, 1997, 1996 and 1995
                           -  Consolidated Statements of Cash Flows for the
                               Years Ended December 31, 1997, 1996 and 1995
                           -  Notes to Consolidated Financial Statements

         (2)      Exhibits

                  1.       Not required.
                  2.       Plan of acquisition, reorganization,arrangement,
                             liquidation or succession. None
                  3.       Articles of Incorporation and By-Laws, incorporated
                             by reference to Exhibit 3 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.
                  4.       Instruments defining the rights of security holders,
                             including debentures.
                  4.01     Warrant Agreement, incorporated by reference to
                             Exhibit 4.01 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.
                  4.02     Form of specimen Certificate of Common Stock,
                             incorporated by reference to Exhibit 4.02 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.
                  4.03     Form of specimen Certificate of Common Stock Purchase
                             Warrant, incorporated by reference to Exhibit 4.03 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.
                  4.04     Community Financial Group, Inc. and Registrar and
                             Transfer Company, as Rights Agent, Shareholders Rights Agreement Dated as of January 21, 1998. Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A dated January 26, 1998.
                  5.       Not required.
                  6.       Not required.
                  7.       Not required.
                  8.       Not required.
                  9.       Voting Trust Agreement. None.
                  10.      Material Contracts.
                  10.01    Employment Agreement between The Bank of Nashville
                             and Mack S. Linebaugh, Jr. dated September 2, 1992, as amended. Incorporated by reference to Exhibit
                             10.01 to the Registrant's Annual Report Form 10-KSB for the year December 31, 1996.
                  10.02    Employment Agreement between The Bank of Nashville
                             and Julian C. Cornett dated October 13, 1996. Incorporated by reference to Exhibit 10.02 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.
                  10.03    Option Agreements between The Bank of Nashville and
                             Mack S. Linebaugh, Jr. dated September 2, 1992 and July 27, 1993, and Option Agreement dated July 16, 1996 between Community Financial Group, Inc., and Mack S. Linebaugh, Jr. Incorporated by reference to
                             Exhibit 10.03 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.

                  10.04    Option Agreements between The Bank of Nashville and
                             Julian C. Cornett dated October 13, 1992 and
                             October 13, 1993, and Option Agreement dated July 16, 1996 between Community Financial Group, Inc., and Julian C. Cornett. Incorporated by reference to
                             Exhibit 10.04 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.
                  10.05    Lease Agreement dated July 19, 1989 between The Bank
                             of Nashville and Metropolitan Life Insurance
                             Company. Incorporated by reference to Exhibit 10.05 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996. Metropolitan Life Insurance Company has been succeeded as landlord by LC Tower, L.L.C.
                  10.06    Lease Agreement dated August 1, 1996 between The Bank
                             of Nashville and Coleman Partners, a Tennessee Partnership. Incorporated by reference to Exhibit
                             10.06 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.
                  10.07    The Bank of Nashville Retirement Savings Plan.
                             Incorporated by reference to Exhibit 10.07 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.
                  10.08    Community Financial Group, Inc.'s Associates' Stock
                             Purchase Plan. Incorporated by reference to Exhibit
                             10.08 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996.
                  10.09    Community Financial Group, Inc. 1997 Nonstatutory
                             Stock Option Plan Incorporated by reference to
                             Exhibit 10.9 to the Registrant's Form S-2 (SEC file 333-24309)dated April 1, 1997.
                  10.10    Lease Agreement dated August 4, 1997 between The Bank
                             of Nashville and Graystone, LLC.
                  10.11    The Bank of Nashville letter of intent to purchase
                             property from ShoLodge, Inc. dated January 23,
                             1998.
                  11.      Statement re computation of per share earnings.
                  12.      Statement re computation of ratios. Not applicable.
                  13.      1997 Annual Report to Shareholders.
                  14.      Not required.
                  15.      Not required.
                  16.      Letter re change in certifying accountant. Not
                             applicable.

                  17.      Not required.
                  18.      Letter re change in accounting principles. Not
                             applicable.
                  19.      Not required.
                  20.      Not required.
                  21.      Subsidiaries of the registrant.
                  22.      Published report regarding matters submitted to vote
                             of security holders. None.
                  23.      Consent of experts and counsel. None.
                  24.      Power of Attorney. None.
                  25.      Not required.
                  26.      Not required.
                  27.      Financial Data Schedule (for SEC use only).
                  28.      Information from reports furnished to state insurance
                             regulatory authorities. Not applicable.
                  99.      Additional Exhibits. None.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANK OF NASHVILLE

By: /s/ Mack S. Linebaugh, Jr.              Date:   March 24, 1998
    --------------------------------

Mack S. Linebaugh, Jr.
Chairman of the Board,
  President, Chief Executive
  Officer and Chief
  Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons or behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mack S. Linebaugh, Jr.                   /s/ L. Leon Moore
------------------------------               ---------------------------------
Mack S. Linebaugh, Jr.                       L. Leon Moore
Chairman of the Board,                       Director
  President, Chief
  Executive Officer                          Dated March 24,1998
  and Chief Financial
  Officer

Dated March 24, 1998

/s/ J. B. Baker, Jr.                         /s/ Perry W. Moskovitz
------------------------------               ---------------------------------
J. B. Baker, Jr.                             Perry W. Moskovitz
Director                                     Director

Dated March 24, 1998                         Dated March 24,1998


/s/ Jo D. Federspiel                         /s/ Norris Nielsen
------------------------------               ---------------------------------
Jo D. Federspiel                             Norris Nielsen
Director                                     Director

Dated March 24, 1998                         Dated March 24, 1998

/s/ Richard H. Fulton                        /s/ David M. Resha
------------------------------               ---------------------------------
Richard H. Fulton                            David M. Resha
Director                                     Director

Dated March 24, 1998                         Dated March 24, 1998



/s/ Edgar Thornton
------------------------------
G. Edgar Thornton
Director

Dated March 24, 1998