Form 10QSB
period 1998-03-31
COMMUNITY FINANCIAL GROUP INC
filed 1998-05-15
CIK 852677

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period      March 31, 1998
                          ------------------------

Commission File Number:    0-28496
                       ----------------

                        Community Financial Group, Inc.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Tennessee                                     62-1626938
------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S Employer
incorporation or organization)                       Identification No.)


401 Church Street, Nashville, Tennessee                37219-2213
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

           (615) 271-2000     (Issuer's telephone number, including area code)
-----------------------------


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X     No
                                                  -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Common shares outstanding 2,382,173 as of May 8, 1998.

                                     PART I

                              FINANCIAL INFORMATION

                                                                                             Page(s)
                                                                                             -------

ITEM 1.    FINANCIAL STATEMENTS

     -     Consolidated Balance Sheet - March 31, 1998....................................         1

     -     Consolidated Statement of Shareholders' Equity - Three Months
              Ended March 31, 1998........................................................         2

     -     Consolidated Statements of Income
              - Three Months Ended March 31, 1998 and 1997................................         3

     -     Consolidated Statements of Cash Flows
              - Three Months Ended March 31, 1998 and 1997................................     4 - 5

     -     Notes to Consolidated Financial Statements - March 31, 1998....................     6 - 9


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................................   10 - 15


                                                   PART II

                                              OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS........................................................................        16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................   16 - 18

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                     ASSETS

Cash and due from banks                                                              $   8,859
Interest-bearing balances with banks                                                       151
Federal funds sold                                                                       9,000
Securities available for sale (amortized cost $63,131)                                  63,607
Loans (net of unearned income of $295):
   Commercial                                                                           38,669
   Real estate - mortgage loans                                                         71,641
   Real estate - construction loans                                                     11,440
   Consumer                                                                              4,522
                                                                                     ---------
   Loans, net of unearned income                                                       126,272
   Less allowance for possible loan losses                                              (3,207)
                                                                                     ---------

          Total Net Loans                                                              123,065
                                                                                     ---------
Premises and equipment, net                                                                947
Accrued interest and other assets                                                        1,532
                                                                                     ---------
          Total Assets                                                               $ 207,161
                                                                                     =========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits                                                 $  13,694
Interest-bearing deposits:
   NOW accounts                                                                          9,273
   Money market accounts                                                                80,780
   Time certificates less than $100,000                                                 32,349
   Time certificates $100,000 and greater                                               29,961
                                                                                     ---------
          Total Deposits                                                               166,057
                                                                                     ---------
Federal Home Loan Bank borrowings                                                       14,500
Accounts payable and accrued liabilities                                                 2,008
                                                                                     ---------
         Total Liabilities                                                             182,565
                                                                                     ---------
Commitments and contingencies                                                               --

Shareholders' equity (Note F):
   Common stock, $6 par value; authorized 50,000,000 shares;  issued and
     outstanding 2,215,063 shares                                                       13,290
   Additional paid-in capital                                                            6,755
   Retained earnings                                                                     4,255
   Accumulated other comprehensive income, net of tax                                      296
                                                                                     ---------
        Total Shareholders' Equity                                                      24,596
                                                                                     ---------
        Total Liabilities and Shareholders' Equity                                   $ 207,161
                                                                                     =========


See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                                        Accumulated
                                                                                          Other
                                                             Additional                Comprehensive
                                                 Common        Paid-In       Retained   Income, Net
                                                  Stock        Capital      Earnings      of Tax       Total
                                                 -------       ------       -------        ----       --------

Balance, January 1, 1998                         $13,275       $6,736       $ 3,747        $294       $ 24,052

Comprehensive income:
   Net income                                         --           --           640          --
   Change in unrealized gain on securities
     available for sale                               --           --            --           2
        Total comprehensive income                    --           --            --          --            642

Issuance of common stock - (2,643 shares)             15           19            --          --             34


Cash dividends - $.06 per share                       --           --          (132)         --           (132)
                                                 -------       ------       -------        ----       --------

Balance, March 31, 1998                          $13,290       $6,755       $ 4,255        $296       $ 24,596
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

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                              March 31
                                                                    ---------------------------
                                                                       1998             1997
                                                                    ----------       ----------

Interest income:
  Interest and fees on loans                                        $    2,886       $    2,461
  Interest on federal funds sold                                            77              116
  Interest on balances in banks                                              2                5
  Interest on securities:
     U.S. Treasury securities                                               32               57
     Other U.S. government agency obligations                            1,011              786
     States and political subdivisions                                      10                5
     Other securities                                                       28               19
                                                                    ----------       ----------
         Total interest income                                           4,046            3,449
                                                                    ----------       ----------

Interest expense:
  Interest bearing demand deposits                                         897              781
  Savings and time deposits less than $100,000                             482              457
  Time deposits $100,000 and over                                          430              406
  Interest on Federal Home Loan Bank borrowings                              3                7
  Federal funds purchased                                                  206              130
                                                                    ----------       ----------
         Total interest expense                                          2,018            1,781
                                                                    ----------       ----------

Net interest income                                                      2,028            1,668
Provision for possible loan losses                                          39               25
                                                                    ----------       ----------

Net interest income after provision for  possible loan losses            1,989            1,643
Non-interest income:
  Service fee income                                                       125               96
  Trust income                                                              40              117
  Investment Center income                                                  26               22
  Income from foreclosed assets                                             --                3
  Gain on sale of foreclosed assets                                         17               --
  Other                                                                     88               48
                                                                    ----------       ----------
         Total non-interest income                                         296              286
                                                                    ----------       ----------

Non-interest expense:
  Salaries and employee benefits                                           653              691
  Occupancy expense                                                        186              190
  FDIC insurance                                                             6                4
  Advertising                                                               23               80
  Audit, tax and accounting                                                 47               62
  Data processing expense                                                   44               58
  Other operating expenses                                                 286              347
                                                                    ----------       ----------
         Total non-interest expense                                      1,245            1,432
                                                                    ----------       ----------

Income before income taxes                                               1,040              497
Provision for income taxes                                                 400              195
                                                                    ----------       ----------
Net income                                                          $      640       $      302
                                                                    ==========       ==========

Earnings per share (Note F)                                         $      .29       $      .14
                                                                    ==========       ==========
Basic weighted average common shares outstanding                     2,213,868        2,203,098
                                                                    ==========       ==========
Diluted earnings per share:                                         $      .22       $      .14
                                                                    ==========       ==========
Diluted weighted average common shares outstanding                   2,866,809        2,231,450
                                                                    ==========       ==========



See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                              March 31
                                                                    ---------------------------
                                                                       1998             1997
                                                                    ----------       ----------

Cash flows from operating activities:
   Interest received                                                $    3,924       $    3,242
   Fees received                                                           296              286
   Interest paid                                                        (2,501)          (1,573)
   Cash paid to suppliers and associates                                (1,108)          (1,508)
                                                                    ----------       ----------
        Net cash provided by operating activities                          611              447
                                                                    ----------       ----------


Cash flows from investing activities:
   Maturities of securities available for sale                           6,464            5,450
   Purchases of securities available for sale                           (4,006)         (27,445)
   Loans (originated) repaid by customers, net                          (3,483)          (3,744)
   Capital expenditures                                                    (27)            (432)
                                                                    ----------       ----------
        Net cash used by investing activities                           (1,052)         (26,171)
                                                                    ----------       ----------


Cash flows from financing activities:
   Net increase demand deposits, NOW, money market accounts              6,815            1,537
   Net increase (decrease) in certificates of deposit                   (4,857)          16,131
   Increase in Federal Home Loan Bank borrowings                            --            1,600
   Proceeds from issuance of common stock                                   34               16
   Dividends paid                                                         (132)            (111)
                                                                    ----------       ----------
        Net cash provided by financing activities                        1,860           19,173
                                                                    ----------       ----------

Net increase (decrease) in cash and cash equivalents                     1,419           (6,551)

Cash and cash equivalents - beginning of period                         16,591           12,953
                                                                    ----------       ----------

Cash and cash equivalents - end of period                           $   18,010       $    6,402
                                                                    ==========       ==========



See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                              March 31
                                                                    ---------------------------
                                                                       1998             1997
                                                                    ----------       ----------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                          $      640       $      302
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                            86               96
   Provision for possible loan losses                                       39               25
   Provision for deferred taxes                                             --               87
   Gain on sale of foreclosed assets                                       (17)              --
   Stock dividend income                                                   (28)              --
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest and other assets              119             (206)
     Increase (decrease) in accounts payable and accrued
       liabilities                                                        (228)             143
                                                                    ----------       ----------

           Net cash provided by operating activities                $      611       $      447
                                                                    ==========       ==========

Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain on securities available
      for sale, net of tax                                          $        2       $     (196)
                                                                    ==========       ==========



See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


A.       HOLDING COMPANY INFORMATION AND PRINCIPLES OF CONSOLIDATION

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

         The consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and the Notes to the Financial Statements presented in the Company's 1997 Annual Report to Shareholders. The results for the interim period are not necessarily indicative of results to be expected for the complete calendar year.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS No. 130.

B.       SECURITIES

         Securities with an aggregate fair market value of $32.8 million at March 31, 1998, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


C.       ALLOWANCE FOR POSSIBLE LOAN LOSSES

         An analysis of the changes in the allowance for possible loan losses follows (in thousands):

                                                          Three Months Ended
                                                            March 31, 1998
                                                            --------------

         Balance, beginning of period                          $ 3,128
         Provision charged to operations                            39
         Loans charged off                                         (20)
         Recoveries                                                 60
                                                               -------

         Balance, end of period                                $ 3,207
                                                               =======

         Allowance ratios are as follows:
           Balance, to loans outstanding end of period            2.54%
           Net (charge-offs) recoveries to average loans           .03%


D.       IMPAIRED LOANS

         At March 31, 1998, the Company recorded investment in impaired loans and the related valuation allowance are $163,000 and $51,000, respectively. This valuation allowance is included in the allowance for loan losses on the consolidated balance sheet.

         The average recorded investment in impaired loans for the three months ended March 31, was $169,000.

         Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three month period ended March 31, 1998.


E.       INCOME TAXES

         Actual income tax expense for the three differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                          Three Months Ended
                                                            March 31, 1998
                                                            --------------

         Computed "expected" tax expense                        $353
         State tax expense, net of federal benefit                41
         Other, net                                                6
                                                                ----

                  Total Income Tax Expense                      $400
                                                                ====

         The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


E.       INCOME TAXES - CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998, are presented below (in thousands):

         Deferred tax assets:

         Deferred fees, principally due to timing differences in the recognition of income       $ 147
         Other                                                                                       9
                                                                                                 -----

              Total gross deferred tax assets                                                      156
                                                                                                 -----
         Deferred tax liabilities:

         Discount on securities deferred for tax purposes                                         (113)
         Unrealized gain on securities available for sale                                         (181)
         Loans, principally due to provision for possible losses                                  (160)
         Premises and equipment, principally due to differences in depreciation methods            (32)
         Other                                                                                     (56)
                                                                                                 -----

              Total gross deferred tax liabilities                                                (542)
                                                                                                 -----
         Net deferred tax liabilities                                                            $(386)
                                                                                                 =====


F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 98,000 shares at March 31, 1998.

         At March 31, 1998, warrants to purchase 4,737,729 shares of the Company common stock were outstanding. This exercise price of the warrants is $12.50, and they expire on December 31, 1998.

         Subsequent to March 31, 1998 and as of May 8, 1998 166,707 shares of common stock were issued as a result of the exercise of warrants. This resulted in an increase in capital of $2,084,000.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


F.       SHAREHOLDERS' EQUITY  - CONTINUED

         In December 1997, the Company adopted SFAS No. 128, "Earnings Per
         Share".

         The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share.


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               1998             1997
                                                            ----------       ----------

         Net income available to common shareholders:       $  640,000       $  302,000
                                                            ==========       ==========

         Weighted average common shares outstanding
                  Basic                                      2,213,868        2,203,098

         Dilutive effect of
                  Options                                       41,432           28,352
                  Warrants                                     611,509               --
                                                            ----------       ----------

         Weighted average common shares outstanding
                  Diluted                                    2,866,809        2,231,450
                                                            ==========       ==========

         Antidilutive securities
                  Warrants                                          --        4,744,742
                                                            ==========       ==========

         Net income per share:
                  Basic                                     $      .29       $      .14
                  Diluted                                   $      .22       $      .14

         All calculations of prior period earnings per share have been restated to conform with SFAS No. 128.

         Accumulated other comprehensive income consists solely of the unrealized gain or loss on securities available for sales net of the income tax effect.


G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At March 31, 1998, the Company had unfunded commitments to extend credit totaling $49.4 million consisting of unfunded lines of credit and commitments to extend credit. Additionally, the Company had standby letters of credit of $4.4 million as of March 31, 1998.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three month period ended March 31, 1998, totaled approximately $2,180,000. The required balance at March 31, 1998 was $2,287,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Community Financial Group, Inc. (CFGI), is a bank holding company and owns The Bank of Nashville (The Bank), both of which are collectively referred to as the Company. The following discussion compares the Company's financial condition at March 31, 1998 and December 31, 1997, and results of operations for the first quarter of 1998 with the same period in 1997. The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto), and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should be also made to the Company's 1997 Annual Report for a more complete discussion of factors that impact the results of the operations, liquidity and capital. To the extent that the statements in this discussion relate to the plans, objectives, or future performance of the Company, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results of future periods may differ materially from those currently expected due to various risks and uncertainties.

OVERVIEW

For the quarter ended March 31, 1998, net income totaled $640,000, a $338,000 or 111.9% increase over the $302,000 of net income reported for the first quarter of 1997. Earnings in the first quarter of 1997 were impacted by additional expenses incurred as a result of the Company having opened a full service branch location in Green Hills during January, 1997. Basic earnings per share were $.29 in the first quarter of 1998, up 107% from $.14 for the same period in 1997. Diluted earnings per share were $.22 in the first quarter of 1998, compared to $.14 for the same period in 1997. Per share amounts reported are computed in accordance with SFAS No. 128 which was effective for financial statements issued after December 15, 1997. Earnings per share as of March 31, 1997 have been restated.

During the first quarter of 1998, the Company recorded $39,000 in provision for possible loan losses, compared to $25,000 during the first quarter of 1997. During the first quarter of 1998, the Company had net recoveries of $40,000 compared to net recoveries of $60,000 during the first quarter of 1997. The allowance for possible loan losses was 2.5% of loans at March 31, 1998, compared with 2.7% for the same period in 1997.

The Company's annualized return on average assets was 1.29% for the first quarter of 1998 compared to .70% for the first quarter of 1997. Annualized return on average equity was 10.86% for the first quarter of 1998 and 5.56% for the same period in 1997.

The Company's non-performing assets were $559,000 at March 31, 1998, compared to $1,227,000 at December 31, 1997. Total loans, net of unearned income, were $126.3 million at March 31, 1998, an increase of $3.6 million, or 2.9%, from $122.7 million at December 31, 1997. Total loans net of unearned income increased $14.6 million, or 13.1%, at March 31, 1998, compared to March 31, 1997.

The Company's average equity to average assets ratio, excluding SFAS No. 115 adjustments, was 11.95% at March 31, 1998 compared to 12.63% at March 31, 1997. The Company recorded quarterly dividends of $.05 per share during each quarter of 1997 and recorded a $.06 per share dividend during the first quarter of 1998.

During the first quarter of 1998, income, excluding the provision for possible loan losses, non-recurring income from foreclosed assets, and gains (losses) on sale of securities and foreclosed assets increased $336,000, or 105.9%, from $318,000 in the first quarter of 1997 to $654,000 for the same period in 1998. Non-interest income increased $10,000 during the first quarter of 1998 compared with the same period in 1997. This was comprised of $36,000 in mortgage origination referral fees, $29,000 in service fee income, $17,000 in gain on sale of foreclosed assets and $4,000 in investment center income. These increases were generally offset by a decrease in trust income of $77,000 as a result of the decision in late 1997 to restructure how investment services were offered by discontinuing most traditional trust services and redirecting efforts to an expanded investment services department provided in conjunction with L. M. Financial Partners, Inc. This decision relative to trust and investment services has the effect of reducing both non-interest income and non-interest expense. Non-interest expense decreased $187,000 in the first quarter of 1998 compared to the same period in 1997. This decrease resulted primarily from a decrease in trust related expenses, a decline in audit, tax and accounting expense as well as the fact that 1997 results reflected significant expenses related to the opening of the Green Hills Office. Net interest income after provision for possible loan losses increased $346,000, or 21.1%, in the first period of 1998 compared to the first quarter of 1997. This increase in net interest income reflected the Company's loan growth and was a major factor in the improved earnings for the first quarter of 1998 compared to the same period in 1997.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income after provision for possible loan losses increased $346,000, or 21.1%, in the first quarter of 1998 compared to the same period in 1997. This increase in the first quarter of 1998 compared to 1997 reflects a $597,000, or 17.3%, increase in interest income, and a $237,000, or 13.3%, increase in total interest expense. Net interest income before provision for possible loan losses increased $360,000 to $2.0 million in the first quarter of 1998 compared to $1.7 million for the same period in 1997. The increase in net interest income resulted from a $24.6 million, or 14.5%, increase in the volume of average earning assets and an increase of 20 basis points in the average rate earned on those assets. Further impacting net interest income was the change in mix and rate on interest bearing liabilities. These liabilities increased $23.1 million, or 16.7%, while the average rate paid on interest bearing liabilities decreased 15 basis points in the first quarter of 1998 compared to the same period in 1997. The increase in the volume of average earning assets may be attributed to a $15.3 million increase in average loans outstanding, and a $13.2 million increase in average investments, which were partially offset by decreases of 37.4% and 87.1% in federal funds sold and due from banks balances, respectively. This shift in the mix of total earning assets from lower rate federal funds sold to higher yielding investments and loans contributed to the overall improvement in net interest income. Average loans represented 63.4% of average earning assets in the first quarter of 1998 compared to 63.6% for the same period in 1997 while average investments represented 33.5% of average earning assets in the first quarter of 1998 compared to only 30.6% for the first quarter of 1997. Net interest income was further impacted by a shift in the mix of interest bearing liabilities. The volume of money market accounts increased $10.8 million, or 17.3%, certificates of deposits less than $100,000 increased $2.1 million, or 6.7%, certificates of deposit $100,000 or greater increased $1.3 million, or 4.4%, NOW accounts increased $4.3 million, or 77.5%, and federal home loan bank and other borrowings increased $4.7 million, or 47.1%. This growth in the Company's deposit products reflects the success of the expansion into the Green Hills area and through mobile branching. The decline in average rate paid on interest bearing liabilities was the result of a decline of 53 basis points on NOW accounts, 20 basis points on money market accounts and 6 basis points on certificates of deposits less than $100,000. These declines in rate were partially offset by increases in rates paid on certificates of deposit $100,000 or greater of 9 basis points and on federal home loan bank and other borrowings of 23 basis points.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.17% and 3.93% for the quarters ended March 31, 1998 and 1997, respectively. Fluctuations in net interest margins were also affected by differences in the interest rate sensitivity of the Company's earnings assets and interest bearing liabilities.

NON-INTEREST INCOME

Non-interest income was $296,000 for the first quarter of 1998 compared with $286,000 for the same period in 1997. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets and income from foreclosed assets, declined $4,000 during the first quarter of 1998 compared with the same period for 1997. Income from foreclosed assets and gains on sale of foreclosed assets was $17,000 during the first quarter of 1998 compared with $3,000 for the same period in 1997. Non-interest income during the first quarter of 1998 was impacted by a decision made in late 1997 to restructure how investment services were offered by discontinuing most traditional trust services and redirecting efforts to an expanded investment services department provided in conjunction with L. M. Financial Partners, Inc. This decision impacts both non-interest income and non-interest expense. During the first quarter of 1998 compared with the same period in 1997, trust department income decreased $77,000. This decrease was offset by increases in income of $29,000 in service fee income, $3,000 in investment center income, $36,000 in mortgage origination referral fee income and $5,000 in income related to debit and credit cards.

NON-INTEREST EXPENSE

Total non-interest expense (excluding the provision for loan losses) decreased $187,000 during the first quarter of 1998 compared to the same period in 1997. Approximately $115,000 of this decrease was related to the decision to restructure the way trust services are provided and occurred in the trust department. Overall, the Company's salaries and employee benefits declined $38,000, occupancy expense decreased $4,000, advertising expense decreased $57,000 (variance due to 1997 expenses related to the Green Hills branch opening), audit tax and accounting expense decreased $15,000, data processing expense decreased $14,000 and other operating expenses decreased $61,000 during the first quarter of 1998 compared with the same period in 1997. At March 31, 1998, the Company had 50 employees (1 employee per $4.1 million in assets) compared with 51 employees (1 employee per $3.6 million in assets) at March 31, 1997 and 47 (1 employee per $4.4 million in assets) at December 31, 1997.

The Company plans two additional branch locations in 1998. In late 1997, the Company entered into a lease agreement to establish a branch office in the Maryland Farms area of Brentwood, Tennessee. This location is currently scheduled to open in the summer of 1998. Management has also signed a contract to purchase a branch site in the Hendersonville area, subject to regulatory approval. This location in Hendersonville is planned for late 1998 or early 1999. Other than expenses related to the expansion of the Company's delivery systems and service locations, management anticipates only minimal growth in most non-interest expense categories during 1998. Discontinuing most services offered through the trust department while expanding the investment services area provided through L. M. Financial Partners, Inc. should continue to positively impact non-interest expense but will also reduce non-interest income. It is expected that the Company's non-interest expense will increase somewhat during the remainder of 1998 and during 1999 due to expenses related to the Year 2000 issue. The costs related to this project have been projected and are not expected to exceed $100,000 annually in either 1998 or 1999. A more detailed discussion of Year 2000 issues is presented under the caption, "Non-Performing Assets and Risk Elements". It should be noted that economic conditions and other factors in the market could impact non-interest expense.

INCOME TAXES

During the first quarter of 1998, the Company recorded provision for income taxes of $400,000 compared to $195,000 during the same period in 1997. The increase in provision for income taxes was the result of increased earnings. Reference should be made to note E of the consolidated financial statements.

NON-PERFORMING ASSETS AND RISK ELEMENTS

Non-performing assets, which include non-accrual loans, restructured loans and other real estate owned, were $559,000 at March 31, 1997, a decrease of $668,000 from $1,227,000 at December 31, 1997 and a decrease of $57,000 from the $616,000 reported at March 31, 1997. The Company maintains an allowance for possible loan losses at a level which, in management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of the reporting period. Considerations in establishing the allowance include historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans, the level of non-performing assets and current and forecasted economic conditions. In the first quarter of 1998, the Company recorded $39,000 in expense for provision for possible loan losses compared with $25,000 for the same period in 1997. Provisions for possible loan losses were deemed appropriate due to the growth in the loan portfolio. Net recoveries during the first quarter of 1997 were $40,000 compared to net recoveries of $60,000 in the first quarter of 1997. There were no loans 90 days or more past due and still accruing interest at March 31, 1998 which compares with loans of $613,000 that were 90 days or more past due and still accruing interest at March 31, 1997. The loans reported in 1997 were primarily guaranteed by a U. S. government agency and have since been paid. Potential problem loans at March 31, 1998 totaled approximately $664,000 compared with $169,000 at March 31, 1997, and $177,000 at December 31,
1997. Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have serious doubts as to the ability of the borrower to fully comply with present repayment terms. Depending on economic changes and future events, these loans and others, which may not be presently identified, could become future non-performing assets. The composition of non-performing assets at March 31, 1998, was 100% in non-accrual loans which compares to 89.2% in non-accrual loans and 10.8% in other real estate owned at December 31, 1997. The allowance for possible loan losses was $3.2 million at March 31, 1998, compared with $3.0 million at March 31, 1997, and $3.1 million at December 31, 1997. Loan and valuation reserves as a percentage of total non-performing assets were 574% at March 31, 1998, 481% at March 31, 1997, and 255% at December 31, 1997. The level of the allowance and the amount of the provision are determined on a quarter by quarter basis, and, given the inherent uncertainties involved in the estimation process, no assurance can be given as to the amount of the allowance at any future date.

Management and the Board of Directors have established a Year 2000 (Y2K) Task Force, adopted a comprehensive project plan, prepared budgets, and established timetables for both conversion and testing. The Y2K issue refers to the process of converting computer programs to recognize more than two digits identifying a year in any date field. The Company recognizes the potential technological and financial risks to both the company and its customers as the new millenium approaches. Assuring that internal systems and external vendors upon whom the Company is reliant on Y2K compliance is and will continue to be a major focus of management. Initial assessments have been completed with budgets and plans established to test, renovate and/or replace systems, as appropriate. The costs related to this project have been projected and are not expected to exceed $100,000 annually in either 1998 or 1999. In addition to assessing internal systems, electronic interfaces, and vendors, the Company is cognizant of the potential impact of Y2K on its borrowing customers and large depositors and has, therefore, begun a process to address these relationships as well. A series of newsletter articles is being sent to all customers, a Y2K seminar has been conducted for customers, Y2K credit risk is being assessed on all loans above a pre-determined amount, Y2K language is being incorporated into contracts and loan agreements, and the Company continues to train all officers to be attuned to the potential risks associated with the Year 2000.


Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, Management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial movement in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to changes in interest rates between assets and liabilities is shown in the company's March 31, 1998 gap table below:

                                                 Expected Repricing or Maturity Date
                                   -----------------------------------------------------------------
                                    Within         One            Two          After
                                     One          to Two         to Five        Five
(Dollars In Thousands)               Year          Years          Years         Year        Total
----------------------------------------------------------------------------------------------------
Assets
   Debt and equity securities     $  30,143       $ 18,312       $13,880      $ 1,272      $ 63,607
   Average rate                        6.62%          6.92%         7.15%        6.68%         6.82%
   Net interest-earning loans        87,972          7,385        20,481       10,434       126,272
   Average rate                        9.05%          9.14%         8.73%        8.74%         8.98%
   Other                              9,151             --            --           --         9,151
   Average rate                        5.40%            --            --           --          5.40%
----------------------------------------------------------------------------------------------------

Total interest-bearing assets       127,266         25,697        34,361       11,706       199,030
Liabilities
   Deposits                         137,725         12,369         2,269           --       152,363
   Average rate                        4.73%          5.94%         6.35%          --          4.86%
   Federal Home Loan
   Bank borrowings                   14,500             --            --           --        14,500
   Average rate                        5.60%            --            --           --          5.60%
----------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                       152,225         12,369         2,269           --       166,863
----------------------------------------------------------------------------------------------------

Interest rate sensitivity gap     $ (24,959)      $ 13,328       $32,092      $11,706
====================================================================================================

Cumulative interest rate
  sensitivity gap                 $ (24,959)      $(11,631)      $20,461      $32,167
====================================================================================================

At least quarterly, the Asset Liability Committee (ALCO) of the Board of Directors reviews interest rate risks considering results compared to policy, current rates and economic outlook, loan and deposit demand levels, pricing and maturity of assets and liabilities, impact on net interest income under varying rate scenarios, regulatory developments, comparison of modified duration of both assets and liabilities as well as any appropriate strategies to counteract adverse interest rate projections. The imbalance between the duration of assets and liabilities is limited to under one year and generally should not exceed one-half year.

Management recommends appropriate levels of interest rate risk to be assumed within limits approved by the Board of Directors regarding the maximum fluctuations acceptable in the market value of equity and in earnings, assuming sudden rate movements (rising or falling) up to 200 basis points. The Company's policy establishes a maximum change in annual pre-tax net interest income with a 200 basis point change in rates to 10% while establishing a maximum change allowable in pre-tax market value of equity to 12% in the same assumed rate environment. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital while structuring the Company's assets and liabilities to obtain the maximum yield-cost spread. The Company relies primarily on its asset liability structure to control interest rate risk. Based on March 31, 1998 financials, a 200 basis point change in rates would produce net interest income variations of a 4.6% increase assuming rising rates and a 4.2% decrease assuming falling rates. Additionally, the 200 basis point rate shock would produce changes in the market value of equity of a decrease of 5.8% assuming rising rates and a 5.9% increase assuming falling rates.

BALANCE SHEET

The Company's total assets at March 31, 1997, were $207.2 million, an increase of $2.3 million from December 31, 1997. This increase was due to a $3.5 million increase in total loans and a $1.7 million increase in cash and due from banks which were partially offset by a $2.5 million decrease in investment securities, a $400,000 decrease in federal funds sold and a $32,000 decrease in premises and equipment. Total deposits at March 31, 1998, were $166.1 million, an increase of $2.0 million from $164.1 million at December 31, 1997. The increase in deposits was comprised of a $5.7 million increase in money market accounts and a $1.1 million increase in non-interest bearing demand deposits. These increases were partially offset by decreases of $2.9 million in certificates of deposit $100,000 or greater, $2.0 million in time certificates less than $100,000, and $46,000 in NOW accounts. Shareholder's equity (adjusted for SFAS No. 115) increased $544,000 to $24,596,000 at March 31, 1998, from $24,052,000 at
December 31, 1997. The Company recorded a dividend payment of $132,000 during the first quarter of 1998 compared with $111,000 for the same period in 1997. Unrealized gains on securities available for sale, net of income taxes, were $296,000 at March 31, 1998, compared to $294,000 at December 31, 1997. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 reflecting current market value on these securities.

CAPITAL ADEQUACY AND LIQUIDITY

The Company's capital position continued to remain strong during the first quarter of 1998. Shareholders' equity (excluding SFAS No. 115 adjustments) at March 31, 1998, was $24.3 million, or 11.7% of total assets, which compares with $23.8 million, or 11.6% of total assets at December 31, 1997. Total shareholders' equity, including adjustments for SFAS No. 115 at March 31, 1998 was $24.6 million, or 11.9% of total assets, which compares with $24.1 million, or 11.7%, of total assets, at December 31, 1997. The increase in capital during the first quarter of 1998 was primarily a result of current period earnings. Capital was also impacted by an increase of $34,000 due to the issuance of common stock from exercised warrants and purchases authorized under the Company's Associates Stock Purchase Plan, and increase of $2,000 in the market value of securities available for sale reflecting an unrealized gain, net of income taxes, from December 31, 1997 to March 31, 1998, as well as the payment of dividends of $132,000 in the first quarter of 1998. At March 31, 1998, the Company's primary and total capital ratios to adjusted assets were both 13.5% which is significantly in excess of the applicable regulatory requirements of the Federal Reserve Board. In addition, the Company's total risk based capital ratio was 18.3% at March 31, 1998, compared with 18.8% at December 31, 1997.

The Company's principal sources of asset liquidity are marketable securities available for sale and federal funds sold, as well as maturities of securities. The estimated average maturity of securities was 4.1 years at March 31, 1998, compared to 5.1 years at December 31, 1997. Securities available for sale were $63.6 million at March 31, 1998, compared to $66.1 million at December 31, 1997. Federal Funds sold were $9.0 million at March 31, 1998, compared with $9.4 million at December 31, 1997. Core deposits, a relatively stable funding base, comprised 81.9% of total deposits at March 31, 1998, and 80.0% at December 31, 1997. Core deposits represent total deposits excluding time certificates of $100,000 or greater.

In January, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan which authorizes the distribution of a dividend of one common share purchase right for each outstanding share of CFGI's common stock. The rights will be exercisable only if a person or group acquires 15% or more of CFGI's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The rights are designed to assure that all of CFGI's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeezeouts, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders an appropriate control premium.

If the Company were acquired in a merger or other business combination transaction, each right would entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such a price. In addition, if a person or group acquires 15% or more of CFGI's common stock, directly or through the purchase of warrants exercisable for CFGI's common stock, each right would entitle its holder (other than the acquiring person or members of the acquiring group) to purchase, at the right's then-current exercise price, a number of CFGI's common shares having a market value of twice that price. After a person or group acquires beneficial ownership of 15% or more of CFGI's common stock and before an acquisition of 50% or more of the common stock, the Board of Directors could exchange the rights (other than rights owned by the acquiring person or group), in whole or in part, at an exchange ratio of one share of common stock per right.

Until a person or group has acquired beneficial ownership of 15% or more of CFGI's common stock, the rights will be redeemable for one cent per right at the option of the Board of Directors. The rights are intended to enable all CFGI's shareholders to realize the long-term value of their investment in the Company. The Company believes they will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

                                     PART II

                                OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not matters submitted to a vote of the Security holders during the quarter ended March 31, 1998.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                    Description
-----------                    -----------

  11       Statement regarding computation of earnings per share.

  27       Financial Data Schedule (for SEC use only)


(B) Report on Form 8-K filed during the quarter ended March 31, 1998 was as follows:

                January 26, 1998 reported the declaration of a dividend of one common share purchase right for each outstanding share of common stock of Community Financial Group, Inc., payable on February 5, 1998 to shareholders of record on that date.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            COMMUNITY FINANCIAL GROUP, INC.
                                                       Registrant



May 13, 1998                                /s/ Mack S. Linebaugh, Jr.
------------------------                    ------------------------------------
Date                                        Mack S. Linebaugh, Jr.
                                            President, Chairman of the Board,
                                            Chief Executive Officer and Chief
                                            Financial Officer