Form 10QSB
period 1998-06-30
COMMUNITY FINANCIAL GROUP INC
filed 1998-08-13
CIK 852677

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period June 30, 1998
                              -------------

Commission File Number: 0-28496
                       --------

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

         (615) 271-2000 (Issuer's telephone number, including area code)
         ---------------


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                               -----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Common shares outstanding 2,457,432 as of August 3, 1998.

                                     PART I

                              FINANCIAL INFORMATION

                                                                                               Page(s)
                                                                                               -------
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

       -  Consolidated Balance Sheet - June 30, 1998.....................................         1

       -  Consolidated Statement of Changes in Shareholders' Equity
              - Six Months Ended June 30, 1998...........................................         2

       -  Consolidated Statements of Income
              - Three and Six Months Ended June 30, 1998 and 1997........................         3

       -  Consolidated Statements of Cash Flows
              - Six Months Ended June 30, 1998 and 1997..................................       4 - 5

       -  Notes to Consolidated Financial Statements - June 30, 1998.....................       6 - 9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................................      10 - 16


                                                  PART II

                                             OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS     ...................................................................        17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................      18 - 20

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS
Cash and due from banks                                                                     $  10,187
Interest-bearing balances with banks                                                              113
Federal funds sold                                                                             15,500
Securities available for sale (amortized cost $56,829)                                         57,187
Loans (net of unearned income of $295):
   Commercial                                                                                  41,129
   Real estate - mortgage loans                                                                72,632
   Real estate - construction loans                                                            12,337
   Consumer                                                                                     6,912
                                                                                            ---------
     Loans, net of unearned income                                                            133,010
   Less allowance for possible loan losses                                                     (3,317)
                                                                                            ---------
          Total Net Loans                                                                     129,693
                                                                                            ---------
Premises and equipment, net                                                                     1,652
Accrued interest and other assets                                                               1,293
                                                                                            ---------
          Total Assets                                                                      $ 215,625
                                                                                            =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits                                                          $15,082
Interest-bearing deposits:
   NOW accounts                                                                                10,385
   Money market accounts                                                                       81,088
   Time certificates less than $100,000                                                        30,504
   Time certificates $100,000 and greater                                                      29,670
                                                                                            ---------
          Total Deposits                                                                      166,729
                                                                                            ---------
Federal Home Loan Bank borrowings                                                               9,500
Federal funds purchased                                                                        10,000
Accounts payable and accrued liabilities                                                        1,736
                                                                                            ---------
         Total Liabilities                                                                    187,965
                                                                                            ---------
Commitments and contingencies                                                                      --

Shareholders' equity (Note F):
   Common stock, $6 par value; authorized 50,000,000 shares; issued and
     outstanding 2,429,679 shares                                                              14,578
   Additional paid-in capital                                                                   8,153
   Retained earnings                                                                            4,707
   Accumulated other comprehensive income, net of tax                                             222
                                                                                            ---------
        Total Shareholders' Equity                                                             27,660
                                                                                            ---------
        Total Liabilities and Shareholders' Equity                                          $ 215,625
                                                                                            =========



          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                 Accumulated
                                                                                                   Other
                                                                 Additional                     Comprehensive
                                                    Common         Paid-In        Retained       Income, Net
                                                     Stock         Capital        Earnings         of Tax           Total
                                                    -------         ------         -------          -----          --------
Balance, January 1, 1998                            $13,275         $6,736         $ 3,747          $ 294          $ 24,052

Comprehensive income:
   Net income                                            --             --           1,229             --
   Change in unrealized gain on securities
     available for sale                                  --             --              --            (72)
        Total comprehensive income                       --             --              --             --             1,157

Issuance of common stock - (217,259 shares)           1,303          1,417              --             --             2,720

Cash dividends - $.12 per share                          --             --            (269)            --              (269)
                                                    -------         ------         -------          -----          --------
Balance, June 30, 1998                              $14,578         $8,153         $ 4,707          $ 222          $ 27,660
                                                    =======         ======         =======          =====          ========




          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       Three Months Ended June 30         Six Months Ended June 30
                                                          1998             1997             1998             1997
                                                       ----------       ----------       ----------       ----------
Interest income:
  Interest and fees on loans                           $    3,049       $    2,668       $    5,935       $    5,129
  Interest on federal funds sold                              113               31              190              147
  Interest on balances in banks                                 1                4                3                9
  Interest on securities:
     U.S. Treasury securities                                  22               32               54               89
     Other U.S. government agency obligations                 886            1,045            1,897            1,831
     States and political subdivisions                         16                5               26               10
     Other securities                                          45               36               73               55
                                                       ----------       ----------       ----------       ----------
         Total interest income                              4,132            3,821            8,178            7,270
                                                       ----------       ----------       ----------       ----------

Interest expense:
  Interest bearing demand deposits                          1,011              830            1,908            1,611
  Savings and time deposits less than $100,000                459              530              941              987
  Time deposits $100,000 and over                             411              432              841              838
  Interest on Federal Home Loan Bank borrowings               181              173              387              303
  Federal funds purchased                                       1               19                4               26
                                                       ----------       ----------       ----------       ----------
         Total interest expense                             2,063            1,984            4,081            3,765
                                                       ----------       ----------       ----------       ----------

Net interest income                                         2,069            1,837            4,097            3,505
Provision for possible loan losses                             39               25               78               50
                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
  possible loan losses                                      2,030            1,812            4,019            3,455
Non-interest income:
  Service fee income                                          133              100              258              196
  Trust income                                                 39              103               79              220
  Investment Center income                                     64               29               90               51
  Gain (loss) on sale of securities                            52                2               52                2
  Income from foreclosed assets                                --               12               --               15
  Gain on sale of foreclosed assets                             3                2               20                2
  Other                                                        68               64              156              112
                                                       ----------       ----------       ----------       ----------
         Total non-interest income                            359              312              655              598
                                                       ----------       ----------       ----------       ----------
Non-interest expense:
  Salaries and employee benefits                              742              657            1,395            1,348
  Occupancy expense                                           198              177              384              367
  Advertising                                                  23               45               46              125
  Audit, tax and accounting                                    47               54               94              116
  Data processing expense                                      49               61               93              119
  Other operating expenses                                    385              315              677              666
                                                       ----------       ----------       ----------       ----------
         Total non-interest expense                         1,444            1,309            2,689            2,741
                                                       ----------       ----------       ----------       ----------

Income before income taxes                                    945              815            1,985            1,312
Provision for income taxes                                    356              277              756              472
                                                       ----------       ----------       ----------       ----------
Net income                                             $      589       $      538       $    1,229       $      840
                                                       ==========       ==========       ==========       ==========

Net income per share - Note F
   Basic                                               $      .25       $      .24       $      .54       $      .38
                                                       ==========       ==========       ==========       ==========
   Diluted                                             $      .17       $      .24       $      .39       $      .38
                                                       ==========       ==========       ==========       ==========
Weighted average common shares
   outstanding - Note F
   Basic                                                2,362,790        2,204,323        2,288,329        2,203,711
   Diluted                                              3,413,865        2,232,525        3,140,337        2,231,988





          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                  Six Months Ended June 30,
                                                                    1998            1997
                                                                  --------        --------
Cash flows from operating activities:
   Interest received                                              $  8,186        $  7,079
   Fees received                                                       655             597
   Interest paid                                                    (4,573)         (3,371)
   Cash paid to suppliers and associates                            (3,000)         (3,151)
                                                                  --------        --------
        Net cash provided by operating activities                    1,268           1,154
                                                                  --------        --------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale              3,060           2,479
   Maturities of securities available for sale                      18,753          10,073
   Purchases of securities available for sale                      (13,005)        (28,325)
   Loans (originated) repaid by customers, net                     (10,150)         (9,314)
   Capital expenditures                                               (798)           (439)
                                                                  --------        --------
        Net cash used by investing activities                       (2,140)        (25,526)
                                                                  --------        --------

Cash flows from financing activities:
   Net increase demand deposits, NOW, money market accounts          9,623           3,749
   Net increase (decrease) in certificates of deposit               (6,993)         14,880
   Advances (payments) on Federal Home Loan Bank borrowings         (5,000)          5,000
   Increase in Federal funds purchased                              10,000              --
   Proceeds from issuance of common stock                            2,720              24
   Dividends paid                                                     (269)           (221)
                                                                  --------        --------
        Net cash provided by financing activities                   10,081          23,432
                                                                  --------        --------
Net increase (decrease) in cash and cash equivalents                 9,209            (940)

Cash and cash equivalents - beginning of period                     16,591          12,953
                                                                  --------        --------
Cash and cash equivalents - end of period                         $ 25,800        $ 12,013
                                                                  ========        ========





          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                    1998             1997
                                                                                   -------          -------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                         $ 1,229          $   840
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                       183              198
   Provision for possible loan losses                                                   78               50
   Provision for deferred taxes                                                        (13)             122
   Gain on sale of foreclosed assets                                                   (20)              (2)
   (Gain) loss on sale of securities                                                   (52)              (2)
   Stock dividend income                                                               (55)             (10)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest and other assets                          361             (190)
     Increase (decrease) in accounts payable and accrued liabilities                  (443)             148
                                                                                   -------          -------
           Net cash provided by operating activities                               $ 1,268          $ 1,154
                                                                                   =======          =======

Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain on securities available for sale, net of tax          $   (72)         $   (38)
                                                                                   =======          =======




          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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


B.       SECURITIES

         Securities with an aggregate fair market value of $27 million at June 30, 1998, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


C.       ALLOWANCE FOR POSSIBLE LOAN LOSSES

         An analysis of the changes in the allowance for possible loan losses follows (in thousands):

                                                                Three Months Ended        Six Months Ended
                                                                  June  30, 1998            June 30, 1998
                                                                  ---------------           -------------

         Balance, beginning of period                                  $ 3,207                 $ 3,128
         Provision charged to operations                                    39                      78
         Loans charged off                                                  (3)                    (23)
         Recoveries                                                         74                     134
                                                                       -------                 -------
         Balance, end of period                                        $ 3,317                 $ 3,317
                                                                       =======                 =======
         Allowance ratios are as follows:
           Balance, to loans outstanding end of period                    2.49%                   2.49%
           Net (charge-offs) recoveries to average loans                   .05%                    .09%


D.       IMPAIRED LOANS

         At June 30, 1998, the Company recorded investment in impaired loans and the related valuation allowance are $146,000 and $40,000, respectively. This valuation allowance is included in the allowance for loan losses on the consolidated balance sheet.

         The average recorded investments in impaired loans for the three and six months ended June 30, were $152,000 and $160,000, respectively.

         Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three and six month periods ended June 30, 1998.


E.       INCOME TAXES

         Actual income tax expense for the three and six months ended June 30, 1998 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                                Three Months Ended        Six Months Ended
                                                                  June  30, 1998            June 30, 1998
                                                                  ---------------           -------------

         Computed "expected" tax expense                               $   321                 $   675
         State tax expense, net of federal benefit                          35                      79
         Other, net                                                         --                       2
                                                                       -------                 -------
                  Total Income Tax Expense                             $   356                 $   756
                                                                       =======                 =======

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


E.       INCOME TAXES - CONTINUED

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

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998, are presented below (in thousands):



         Deferred tax assets:
         Deferred fees, principally due to timing differences in the recognition of income                    $ 145
         Other                                                                                                    8
                                                                                                              -----
              Total gross deferred tax assets                                                                   153
                                                                                                              -----
         Deferred tax liabilities:

         Discount on securities deferred for tax purposes                                                      (113)
         Unrealized gain on securities available for sale                                                      (136)
         Loans, principally due to provision for possible losses                                               (145)
         Premises and equipment, principally due to differences in depreciation methods                         (24)
         Other                                                                                                  (64)
                                                                                                              -----

              Total gross deferred tax liabilities                                                             (482)
                                                                                                              -----
         Net deferred tax liabilities                                                                         $(329)
                                                                                                              -----

F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 136,627 shares at June 30, 1998.

         At June 30, 1998, warrants to purchase 4,524,382 shares of the Company common stock were outstanding. This exercise price of the warrants is $12.50, and they expire on December 31, 1998.

         Subsequent to June 30, 1998 and as of August 3, 1998, 27,300 shares of common stock were issued as a result of the exercise of warrants. This resulted in an increase in capital of $341,250.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


F.       SHAREHOLDERS' EQUITY - CONTINUED

         In December 1997, the Company adopted SFAS No. 128, "Earnings Per
         Share".

         The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share.


                                       Three Months Ended June 30,         Six Months Ended June 30,
                                       ---------------------------       ---------------------------
                                          1998             1997             1998            1997
                                       ----------       ----------       ----------       ----------
         Net income available to
           common shareholders:        $  589,000       $  538,000       $1,229,000       $  840,000
                                       ==========       ==========       ==========       ==========

         Weighted average common
           shares outstanding
                  Basic                 2,362,790        2,204,323        2,288,329        2,203,711

         Dilutive effect of
                  Options                  48,859           28,202           45,093           28,277
                  Warrants              1,002,216               --          806,915               --
                                       ----------       ----------       ----------       ----------
         Weighted average common
           shares outstanding
                  Diluted               3,413,865        2,323,525        3,140,337        2,231,988
                                       ==========       ==========       ==========       ==========
         Antidilutive securities
                  Warrants                     --        4,744,742               --        4,744,742
                                       ==========       ==========       ==========       ==========
         Net income per share:
                  Basic                $      .25       $      .24       $      .54       $      .38
                  Diluted              $      .17       $      .24       $      .39       $      .38




         All calculations of prior period earnings per share have been restated to conform with SFAS No. 128.

         Accumulated other comprehensive income consists solely of the unrealized gain or loss on securities available for sales net of the income tax effect.


G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At June 30, 1998, the Company had unfunded commitments to extend credit totaling $58 million consisting of unfunded lines of credit and commitments to extend credit. Additionally, the Company had standby letters of credit of $5.6 million as of June 30, 1998.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three and six month periods ended June 30, 1998, totaled approximately $3,196,000 and $2,691,000, respectively. The required balance at June 30, 1998 was $2,797,000.

ITEM 2 - MANAGEMENT'S DISCUSSION ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Community Financial Group, Inc. (CFGI), is a bank holding company and owns The Bank of Nashville (The Bank), both of which are collectively referred to as the Company. The following discussion compares the Company's financial condition at June 30, 1998 and December 31, 1997, and results of operations for the three month and six month periods ended June 30, 1998 compared with the same periods in 1997. The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto), and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results for interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should also be made to the Company's 1997 Annual Report for a more complete discussion of factors that impact the results of the operations, liquidity and capital. To the extent that statements in this discussion relate to the plans, objectives, or future performance of the Company, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and current economic environment; however, actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

OVERVIEW

For the quarter ended June 30, 1998, net income totaled $589,000, a $51,000 or 9.5% increase over the $538,000 of net income reported for the second quarter of 1997. Earnings in the second quarter of 1998 were impacted by start-up costs related to staffing and other items for the Company's Brentwood office which is expected to open late in the third quarter of 1998. Basic earnings per share were $.25 in the second quarter of 1998, up 4.2% from $.24 for the same period in 1997. Diluted earnings per share were $.17 in the second quarter of 1998, compared to $.24 for the same period in 1997. Per share amounts reported are computed in accordance with SFAS No. 128 which was effective for financial statements issued after December 15, 1997. Earnings per share as of June 30, 1997 have been restated.

During the second quarter of 1998, the Company recorded $39,000 in provision for possible loan losses, compared to $25,000 during the second quarter of 1997. This increase was deemed appropriate based on growth in the Company's loan portfolio. During the second quarter of 1998, the Company had net recoveries of $71,000 compared to net recoveries of $22,000 in the second quarter of 1997. The allowance for possible loan losses was 2.5% of loans at June 30, 1998, compared with 2.6% for the same period in 1997.

The Company's annualized return on average assets was 1.13% for the second quarter of 1998 compared to 1.15% for the second quarter of 1997. Annualized return on average equity was 8.96% for the second quarter of 1998 and 9.61% for the same period in 1997.

Net income for the six months ending June 30, 1998 was $1,229,000 compared with net income of $840,000 during the first six months of 1997. Basic earnings per share were $.54 for the six months ending June 30, 1998, up $.16 or 42%, from $.38 for the same period in 1997. Diluted earnings per share were $.39 for the six month period ending June 30, 1998, compared to $.38 for the same period in 1997. Net interest income increased $592,000, or 16.9%, during the first six months of 1998 compared with the same period in 1997. Non-interest income increased $57,000, or 9.5%, during the first six months of 1998 compared with the same period in 1997. This increase in non-interest income resulted primarily from increases in service fee income, investment center income and gain on sale of securities. However, these increases were offset by a decrease in trust income resulting from the decision in late 1997 to restructure investment services offerings, discontinuing most traditional trust services and redirecting efforts into an expanded investment services department provided in conjunction with L. M. Financial Partners, Inc. The Company expanded its investment services area with LM Financial Partners, Inc. during the second quarter by establishing an investment center at the Company's Green Hills office staffed by two financial advisors and support personnel. This decision relative to trust and investment services has had the effect of reducing both non-interest income and non-interest expense. Non-interest expense decreased $52,000 during the first six months of 1998 compared to the same period in 1997. It is expected that non-interest expenses will increase in future periods as the Company implements its expansion plans. These plans include the opening of an office to be located at 5105 Maryland Way in Brentwood, the construction of an office in Hendersonville 100 Maple Drive, North (property purchased during the second quarter of 1998) as well as further expansion in the Company's mobile branching service.

The Company's annualized return on average assets was 1.21% for the six months ended June 30, 1998 and .93% for the same period in 1997. Annualized return on average equity was 9.84% for the first six months of 1998 compared with 7.6% for the same period in 1997.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income before provision for possible loan losses for the second quarter of 1998 was $2.1 million, an increase of $.2 million or 12.6% compared to the second quarter of 1997. The increase in net interest income resulted from a 9.7% increase in the volume of average earning assets and a decline of 29 basis points in the average rate paid on interest bearing liabilities. These factors were partially offset by a decline in the average rate earned on earning assets of 11 basis points and an increase of 9.9% in the average volume of interest bearing liabilities. The increase in the volume of average earning assets may be attributed to an $18.1 million increase in average loans outstanding and a $6.0 million increase in the average volume of federal funds sold. These increases were partially offset by a $6.3 million decline in average investments and a $.1 million decline in average due from bank balances. The mix of these assets changed somewhat as the percentage of average investments to earning assets decreased from 36.4% during the second quarter of 1997 to 30.0% for the same period in 1998. Average loans represented 65.6% of average earning assets in the second quarter of 1998 compared to 62.1% for the same period in 1997. Net interest income was also impacted by a shift in the mix of interest bearing liabilities during the second quarter of 1998 compared to the same period in 1997. The average volume of money market accounts increased $18.4 million, or 29.0% and the average volume of NOW accounts increased $3.5 million, or 53.6%, while certificates of deposit less than $100,000 declined $4.5 million, or 12.3%, and certificates of deposit $100,000 or greater declined $1.3 million, or 4.4%. Additionally, average borrowed funds were $12.0 million during the second quarter of 1998, compared with $13.4 million for the same period in 1997. These average borrowed funds were primarily comprised of Federal Home Loan Bank borrowings. The average rate paid on borrowed funds increased 29 basis points while rates declined by 88 basis points on NOW accounts, 27 basis points on money market accounts, 7 basis points on certificates of deposit less than $100,000 and 4 basis points on certificates of deposit $100,000 or greater. The decline in both volume and rate of certificates of deposit less than $100,000 and those $100,000 or greater reflected the maturity of higher rate certificates offered in conjunction with the grand opening of the Company's Green Hills Office in early 1997 as well as current economic conditions.

Total interest income increased $311,000, or 8.1%, in the second quarter of 1998 compared to the same period in 1997. This increase was primarily the result of the increase of 9.7% in the average volume of earning assets, which was partially offset by a decline in the average rate earned on those assets of 11 basis points. Total interest expense increased $79,000, or 4.0%, in the second quarter of 1998 compared to the same period in 1997. This increase resulted from an increase in the average volume of interest bearing liabilities, which was generally offset by a decline in rates paid on these liabilities.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.1% and 4.0% for the quarters ended June 30, 1998 and 1997, respectively. Fluctuations in net interest margins were also affected by differences in the interest rate sensitivity of the Company's earnings assets and interest bearing liabilities.

Net interest income for the first six months of 1998 was $4.1 million, an increase of 16.9%, compared to $3.5 million during the first six months of 1997. The increase in net interest income during the first six months of 1998 resulted from an increase of 12.0% in the volume of average earning assets, a decline of 22 basis points in rates paid on interest bearing liabilities and an increase of 5 basis points in the average rate earned on average earning assets. These items were partially offset by a 13.2% increase in the volume of in the volume of average interest bearing liabilities. Net interest income was also impacted by a shift in the mix of average earning assets that reflected loans increasing by 15.1%, federal funds sold increasing 20.9% and investments increasing 5.8%. A shift in the mix of average interest bearing liabilities also contributed to the improvement in net interest income as funds grew more significantly in money market accounts, NOW accounts, and other borrowings while declining in higher rate certificates of deposit. This shift in the mix of average interest bearing liabilities was comprised of increases of 64.4% in NOW accounts, 23.2% in money market accounts and 14.3% in Federal Home Loan Bank and other borrowings. These increases in average balances were partially offset by decreases of 3.5% in certificates of deposit less than $100,000 and .1% in certificates of deposit $100,000 or greater. The reduction in certificates of deposit reflects the maturity of certain higher rate certificates opened in conjunction with the opening of the Company's Green Hills location in January of 1997. The increases in money market accounts and NOW accounts resulted primarily from the Company's business development efforts and expansion into consumer markets. Movement of funds into money market accounts and NOW accounts, both of which are liquid transaction accounts, allows this money to reprice more rapidly in a changing interest rate environment.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.2% for the six-month period ended June 30, 1998, compared to 4.0% for the same period in 1997. The increase in net interest margin resulted primarily from certain repricing strategies designed to reduce the cost of interest bearing liabilities. The Company has continued its implementation of an asset liability management strategy, approved and monitored by the Company's Board of Directors, which consists of matching Federal Home Loan Bank borrowings to fund the purchase of additional investment securities. While there have been no additional borrowings during 1998 and the Company reduced these loans during the latter part of the second quarter of 1998, this strategy continues to contribute to increasing net interest income while also having the effect of lowering the Company's net interest margin. Managing and regularly monitoring the interest rate risk associated with this and other strategies are the responsibility of both management and the Company's Board of Directors. Liquidity and asset liability strategies include the utilization of borrowings from the Federal Home Loan Bank or drawing on lines of credit established with correspondent banks to satisfy liquidity or funding needs. At June 30, 1998, the Company had borrowings totaling $19.5 million, $9.5 million from the Federal Home Loan Bank and $10.0 million in Federal funds purchased from correspondent banks. The Company had $14.5 million in borrowed funds at June 30, 1997.

NON-INTEREST INCOME

Non-interest income was $359,000 for the second quarter of 1998, compared with $312,000 for the same period in 1997. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets and income from foreclosed assets, increased $8,000 during the second quarter of 1998 compared with the same period of 1997. Gains on sale of securities were $52,000 during the second quarter of 1998 compared to $2,000 for the same period in 1997. Non-interest income during 1998 has been impacted by a decision made in late 1997 to restructure how investment services offerings discontinuing most traditional trust services and redirecting efforts into an expanded investment services department provided in conjunction with L. M. Financial Partners, Inc. This decision impacted both non-interest income and non-interest expense. During the second quarter of 1998, compared with the same period in 1997, trust department income decreased $64,000. Increases of $33,000 in service fee income and $35,000 in investment center income offset this decrease.

Total non-interest income was $655,000 for the first six months of 1998, compared with $598,000 for the same period in 1997. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets and income on foreclosed assets of $72,000 in 1998 and $19,000 in 1997, increased $4,000 for the first six months of 1998 compared with the same period in 1997. This small increase reflected the decision to restructure investment services as previously discussed. Increases in 1998 compared to 1997 include $62,000 in service fee income, $39,000 in investment center income and $44,000 in other miscellaneous income categories and were offset by a decrease of $141,000 in trust income.

NON-INTEREST EXPENSE

Total non-interest expense increased $135,000, or 10.3%, during the second quarter of 1998, compared with the second quarter of 1997. This increase was the result of increases of $85,000 in salaries and employee benefits, $21,000 in occupancy expense and $70,000 in other miscellaneous operating expenses. These increases were partially offset by decreases by $22,000 in advertising expense, $12,000 in data processing expense and $7,000 in audit, tax and accounting expense. The increase in salaries and employee benefits is partially attributed to the employment of staff for the Company's planned Brentwood location as well as the addition of a new investment center located in the Green Hills office; however, these increases were partially offset by declines in trust department salary and employee benefit expense.

Total non-interest expenses declined $52,000, or 1.9%, during the first six months of 1998 compared with the same period of 1997. This decline is attributed to additional expenses incurred during the first six months of 1997 related to the opening of the Company's Green Hills location. At June 30, 1998, the Company had 59 employees (one employee per $3.7 million in assets) compared with 52 employees (one employee per $3.7 million in assets) at June 30, 1997 and 47 employees (one employee per $4.4 million in assets) at December 31, 1997.

The Company plans two additional branch locations as well as further expansion in its mobile branching services. A location in the Maryland Farms area of Brentwood, Tennessee is planned to open in the third quarter of 1998. Additionally, the Company purchased property in Hendersonville during the second quarter of 1998 with plans to begin construction immediately on a new branch office. Other planned expenses related to the expansion of the Company's delivery systems and service locations include additional mobile branch service employees and equipment and an investment in an Internet banking system. Management anticipates growth in several non-interest expense categories during the remainder of 1998 resulting from planned expansions in the Company's delivery systems and service locations as well as the purchase and installation of a document imaging system and planned computer upgrades. Discontinuing most services offered through the Trust Department while expanding the investment services area provided through L. M. Financial Partners, Inc. should continue to positively impact non-interest expense but will also reduce non-interest income. The addition of two investment advisors and their support staff at the Green Hills location to offer L. M. Financial Partners, Inc. investment services during the second quarter of 1998 further impacted the Company's non-interest expense. Additionally, it is expected that the Company's non-interest expense will increase somewhat during the remainder of 1998 and during 1999 due to expenses related to the Year 2000 issue. The costs related to Year 2000 have been projected and are not expected to exceed $100,000 annually in either 1998 or 1999. A more detailed discussion of Year 2000 issues is presented under the caption, "Non-Performing Assets and Risks Elements". It should be noted that economic conditions and other factors in the market could also impact non-interest expense.

INCOME TAXES

During the second quarter of 1998, the Company recorded provision for income taxes of $356,000 compared to $277,000 during the same period in 1997.

During the first six months of 1998, the Company reported provisions for income taxes of $756,000 an increase of $284,000, or 60.2%, compared to $472,000 recorded for the same period of 1997.

NON-PERFORMING ASSETS AND RISKS ELEMENTS

Non-performing assets, which include non-accrual loans, restructured loans and other real estate owned, were $739,000 at June 30, 1998, a decrease of $488,000 from $1,227,000 at December 31, 1997 and an increase of $224,000 from the $515,000 reported at June 30, 1997. The Company maintains an allowance for possible loan losses at a level which, in management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of each reporting period. Considerations in establishing the allowance include historical net charge-offs, changes in the credit risks, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss of particular loans, the level of non-performing assets and current and forecasted economic conditions. In the second quarter of 1998, the Company recorded $39,000 in expense related to the provision for possible loan losses compared with $25,000 for the same period in 1997. The provision for possible loan losses was deemed appropriate due to the growth in the loan portfolio. Net recoveries during the second quarter of 1998 were $71,000 compared to $22,000 in the second quarter of 1997. There were no loans ninety days or more past due and still accruing interest at June 30, 1998 or June 30, 1997. Other potential problem loans at June 30, 1998 totaled approximately $163,000 compared with $164,000 at June 30, 1997 and $177,000 at December 31, 1997. Other potential problem loans consist of loans that are currently not considered non-performing, that where information about possible credit problems has caused the Company to have serious doubts as to the borrower's ability to fully comply with present repayment terms. Depending on future economic conditions and other events, these loans and others that may not be presently identified, could become future non-performing assets. The composition of non-performing assets at June 30, 1998 and June 30, 1997, was 100% in non-accrual loans. The allowance for possible loan losses was $3.3 million at June 30, 1998, compared with $3.0 million at June 30, 1997, and $3.1 million at December 31, 1997. Loan and valuation reserves as a percentage of total non-performing assets were 449% at June 30, 1998, 584% at June 30, 1997, and 255% at December 31, 1997. The level of the allowance and the amount of the provision are determined on a quarter by quarter basis, and, given the inherent uncertainties in the estimation process, no assurance can be given as to the allowance at any future date.

Management and the Board of Directors has established a Year 2000 (Y2K) Task Force which includes members of Senior Management, adopted a comprehensive project plan, prepared budgets, developed a Y2K test plan, and established timetables for both conversion and testing. The Y2K issue refers to the process of converting computer programs to recognize more than two digits identifying a year in any date field. The Company recognizes the potential technological and financial risks to both the Company and its customers as the new millennium approaches. Assuring that internal systems and external vendors upon whom the Company is reliant are Y2K compliant is and will continue to be a major focus of management. Initial assessments have been completed with budgets and plans established to test, renovate and/or replace systems, as appropriate. Systems are currently being tested on an independent basis as they are delivered in a Y2K compliant manner. The costs related to this project have been projected and are not expected to exceed $100,000 annually in either 1998 or 1999. The
Company incurred approximately $42,000 of expenses related to Y2K in the six months ended June 30, 1998. In addition to assessing internal systems, electronic interfaces, and vendors, the Company is cognizant of the potential impact of Y2K on its borrowing customers and large depositors and has therefore, implemented a process to address these relationships as well. A series of newsletter articles has been sent to all customers, a Y2K seminar has been conducted for customers, Y2K credit risks are being assessed on all loans above a predetermined amount, Y2K language is being incorporated into contracts and loan agreements, and the Company continues to train all officers and employees to be attuned to the potential risks associated with the Year 2000.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risks arise primarily from interest rate risks inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial movement in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to changes in interest rates between assets and liabilities is shown in the Company's June 30, 1998 gap table below:

                                                             Expected Repricing or Maturity Date
                                      ---------------------------------------------------------------------------------
                                       Within                One               Two             After
                                         One               to Two            to Five           Five
(Dollars In Thousands)                  Year                Years             Years            Year             Total
-----------------------------------------------------------------------------------------------------------------------
Assets
   Debt and equity securities         $  22,650           $ 18,576           $14,682          $ 1,279          $ 57,187
   Average rate                            6.42%              6.85%             6.79%            6.45%             6.66%
   Net interest-earning loans            95,435              7,466            18,639           11,470           133,010
   Average rate                            9.29%              9.59%             9.01%            9.21%             9.26%
   Other                                 15,613                 --                --               --            15,613
   Average rate                            5.91%                --                --               --              5.91%
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing assets           133,698             26,042            33,321           12,749           205,810
Liabilities
   Deposits                             140,676              8,649             2,322               --           151,647
   Average rate                            4.83%              5.98%             6.06%              --              4.92%
   Federal Home Loan
    Bank borrowings                       9,500                 --                --               --             9,500
   Average rate                            5.62%                --                --               --              5.62%
   Federal funds purchased               10,000                 --                --               --            10,000
   Average rate                            6.38%                --                --               --              6.38%
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                           160,176              8,649             2,322               --           171,147
-----------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap         $ (26,478)          $ 17,393           $30,999          $12,749
=======================================================================================================================
Cumulative interest rate
  sensitivity gap                     $ (26,478)          $ (9,085)          $21,914          $34,663
=======================================================================================================================

Management recommends appropriate levels of interest rate risk to be assumed within limits approved by the Board of Directors regarding the maximum fluctuations acceptable in the market value of equity and in earnings, assuming sudden rate movements (rising or falling) up to 200 basis points. The Company's policy establishes a 10% maximum change in annual pre-tax net interest income with a 200 basis point change in rates while establishing the maximum change allowable in pre-tax market value of equity at 12% in the same assumed rate environment. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital while structuring the Company's assets and liabilities to obtain the maximum yield-cost spread. The Company relies primarily on its asset liability structure to control interest rate risk. Based on June 30, 1998 financial data, a 200 basis point change in rates would produce net interest income variations of a 1.2% increase assuming falling rates and a 4.2% decrease assuming rising rates. Additionally, the 200 basis point rate shock would produce changes in the market value of equity of a decrease of 8.4% assuming rising rates and a 7.8% increase assuming falling rates.

BALANCE SHEET

The Company's total assets at June 30, 1998, were $215.6 million, an increase of $10.7 million from December 31, 1997. This increase was due to a $10.3 million increase in total loans outstanding and a $6.1 million increase in federal funds sold. These increases were partially offset by a decrease of $8.9 million in investment securities. Total deposits at June 30, 1998 were $166.7 million, an increase of $2.6 million from $164.1 million at December 31, 1997. The increase in deposits was comprised of a $6.0 million increase in money market deposits, a $2.5 million increase in non-interest bearing demand deposits and an increase of $1.1 million in NOW accounts. These increases were partially offset by decreases of $3.7 million in time certificates less than $100,000 and $3.3 million in time certificates of $100,000 or greater. Borrowed funds increased $5 million at June 30, 1998 from December 31, 1997. This increase was comprised of a $10 million increase in federal funds purchased which was partially offset by a decrease of $5 million in Federal Home Loan Bank borrowings.

Shareholders' equity (adjusted for SFAS No. 115) increased $3.6 million to $27,660,000 at June 30, 1998, from $24,052,000 at December 31, 1997. This increase is discussed further in the section entitled Capital Adequacy and Liquidity. Unrealized gains on securities available for sale, net of income taxes, were $222,000 at June 30, 1998, compared to $294,000 at December 31, 1997. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 reflecting current market value on these securities.

CAPITAL ADEQUACY AND LIQUIDITY

The Company's capital position continued to remain strong during the first six months of 1998. Shareholders' equity (excluding SFAS No. 115 adjustments) at June 30, 1998, was $27.4 million, or 12.7% of total assets, which compares with $23.8 million, or 11.6% of total assets at December 31, 1997. Total shareholders' equity, including adjustments for SFAS No. 115 at June 30, 1998 was $27.7 million, or 12.8% of total assets, which compares with $24.1 million, or 11.7%, of total assets at December 31, 1997. The increase in capital during the first six months of 1998 resulted from an increase of $2.7 million due to the issuance of common stock from exercised warrants and purchases authorized under the Company's Associate Stock Purchase Plan, and an increase of $1.2 million resulting from 1998 earnings. These increases were partially offset by a decrease of $72,000 in the market value of securities available for sale as well as the payment of dividends of $269,000 in the first six months of 1998. At June 30, 1998, the Company's primary and total capital ratios to adjusted assets were 14.6% and 14.6%, respectively, which are significantly in excess of the applicable regulatory requirements of the Federal Reserve Board. In addition, the Company's total risk based capital ratio was 19.5% at June 30, 1998, compared with 18.8% at December 31, 1997.

The Company's principal sources of asset liquidity are marketable securities available for sale and federal funds sold, as well as the maturity of securities. The estimated average maturity of securities was 6.4 years at June 30, 1998, compared to 5.1 years at December 31, 1997. Securities available for sale were $57.2 million at June 30, 1998, compared to $66.1 million at December 31, 1997. Federal funds sold were $15.5 million at June 30, 1998 compared with $9.4 million at December 31, 1997. Core deposits, a relatively stable funding base, reflected solid growth and comprised 82.3% of total deposits at June 30, 1998 compared to 80.0% at December 31, 1997. Core deposits represent total deposits excluding time certificates of $100,000 or greater.

It is anticipated that the Company's capital position could continue to strengthen during the last half of 1998 should the registered owners of 4.5 million outstanding warrants elect to exercise those warrants to purchase shares of the Company's stock at an exercise price of $12.50. All warrants outstanding have an expiration date of December 31, 1998.

In January, 1998, the Company's Board of Directors adopted a Shareholders' Rights Plan which authorizes the distribution of a dividend of one common share purchase right for each outstanding share of CFGI's common stock. The rights will be exercisable only if a person or group acquires 15% or more of CFGI's common stock or announces a tender offer, the consummation of which will result in ownership by a person or group of 15% or more of the common stock. The rights are designed to insure that all of CFGI's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders an appropriate control premium.

If the Company were acquired in a merger or other business combination transaction, each right would entitle it's holder to purchase, at the rights then current exercise price, a number of the acquiring company's common shares having a market value of twice such a price. In addition, if a person or group acquires 15% or more of CFGI's common stock, directly or through the purchase of warrants exercisable for CFGI's common stock, each right would entitle it's holder (other than the acquiring person or members of the acquiring group) to purchase, at the rights then current exercisable rights, a number of CFGI's common shares having a market value of twice that price. After a person or group acquires beneficial ownership of 15% or more of CFGI's common stock and before an acquisition of 50% of the common stock, the Board of Directors could exchange the rights (other than rights owned by the acquiring person or group) in whole or in part, at an exchange ratio of one share of common stock per right.

Until a person or group has acquired beneficial ownership of 15% or more of CFGI's common stock, the rights will be redeemable for $.01 per right at the option of the Board of Directors. The rights are intended to enable all CFGI's shareholders to realize the long-term value of their investment in the Company. The Company believes they will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

                                     PART II

                                OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on Wednesday, May 13, 1998, the following items were voted on an are herein incorporated by reference to the Proxy Statement for the annual meeting of shareholders previously filed with the Commission.

1.   Election of Directors

          -    Election of Class I Directors: L. Leon Moore; C. Norris Nielsen;
               G. Edgar Thornton
          - Election of Class II Directors: Jo D. Federspiel; Richard H. Fulton; Perry W. Moskovitz
          - Election of Class III Directors: J.B. Baker; Mack S., Linebaugh, Jr.; David M. Resha

2. Charter amendment to provide for the classification of the Board of Directors.

3. Charter amendment to provide for the removal of members of the Board of Directors only for cause.

4. Charter amendment to provide that vacancies on the Board of Directors may be filled only by the incumbent directors.

5. Charter amendment to provide that the aforementioned Charter Amendments, if approved, may only be subsequently amended by a 3/4ths vote of the shareholders.

6. To transact such other business as may properly be brought before the Annual meeting or any adjournments thereof.

The following reflects the vote of the shareholders of the items noted above:


                    Item #          Affirmative        Negative        Abstain
                    ------          -----------        --------        -------
     1.                               1,693,167

* Included in the affirmative votes are negative votes against specific Directors disclosed as follows:

     J. B. Baker                             10,735
     Jo D. Federspiel                        10,735
     Richard H. Fulton                       16,835
     Mack S. Linebaugh, Jr.                  10,838
     Leon Moore                              16,960
     Perry W. Moskovitz                      89,874
     C. Norris Nielsen                       68,259
     David M. Resha                          14,456
     G. Edgar Thornton                       64,259
                                            -------
                                            302,951
                                            =======


                                       Affirmative        Negative        Abstain      Non-Voting
                                       -----------        --------        -------      ----------

     2.  Charter Amendment               1,156,842          88,571         4,727         443,027
     3.  Charter Amendment               1,045,577         188,553         6,740         452,297
     4.  Charter Amendment               1,028,475         206,468         5,927         452,297
     5.  Charter Amendment               1,085,738         150,482         4,650         452,297
     6.  Transact other business         1,616,110          74,606         2,451              --

                                     PART II

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                    Description
-----------                    -----------

  11            Statement regarding computation of earnings per share.

  27            Financial Data Schedule (for SEC use only)


(B) Reports on Form 8-K filed during the quarter ended June 30, 1998 was as follows:

               April 8, 1998 reported the election of David M. Resha to the Board of Directors of Community Financial Group, Inc. and its wholly owned subsidiary, The Bank of Nashville.

               June 1, 1998 reported the common stock of Community Financial Group, Inc. has been approved for listing on the National Market System of the NASDAQ Stock Market. The Company's warrants will continue to be listed on the NASDAQ Stock Market's Small Cap System.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           COMMUNITY FINANCIAL GROUP, INC.
                                                      Registrant



August 13, 1998                            /s/ Mack S. Linebaugh, Jr.
-------------------------------            -------------------------------------
Date                                       Mack S. Linebaugh, Jr.
                                           President, Chairman of the Board,
                                           Chief Executive Officer and Chief
                                           Financial Officer