Form 10QSB
period 1998-09-30
COMMUNITY FINANCIAL GROUP INC
filed 1998-11-13
CIK 852677

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 ---

         For the quarterly period September 30, 1998
                                  --------------------

Commission File Number: 0-28496
                       ----------

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

           Common shares outstanding 2,469,602 as of October 30, 1998.

                                     PART I

                              FINANCIAL INFORMATION

                                                                         Page(s)
                                                                         -------
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

     -   Consolidated Balance Sheet - September 30, 1998......................1

     -   Consolidated Statement of Changes in Shareholders' Equity
         - Nine Months Ended September 30, 1998...............................2

     -   Consolidated Statements of Income
         - Three and Nine Months Ended September 30, 1998 and 1997............3

     -   Consolidated Statements of Cash Flows
         - Nine Months Ended September 30, 1998 and 1997....................4-5

     -   Notes to Consolidated Financial Statements - September 30, 1998...6-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................11-18


                            PART II

                       OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS     ........................................................19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................19-21

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

Cash and due from banks                                                                     $  7,714
Interest-bearing balances with banks                                                             102
Federal funds sold                                                                            10,000
Securities available for sale (amortized cost $52,473)                                        53,176
Loans (net of unearned income of $281):
   Commercial                                                                                 48,415
   Real estate - mortgage loans                                                               73,509
   Real estate - construction loans                                                           14,444
   Consumer                                                                                    6,727
                                                                                            --------
     Loans, net of unearned income                                                           143,095
   Less allowance for possible loan losses                                                    (3,589)
                                                                                            --------
          Total Net Loans                                                                    139,506
                                                                                            --------
Premises and equipment, net                                                                    2,324
Accrued interest and other assets                                                              1,473
                                                                                            --------
          Total Assets                                                                      $214,295
                                                                                            ========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits                                                        $ 16,456
Interest-bearing deposits:
   NOW accounts                                                                               13,418
   Money market accounts                                                                      72,434
   Time certificates less than $100,000                                                       30,330
   Time certificates $100,000 and greater                                                     31,453
                                                                                            --------
          Total Deposits                                                                     164,091
                                                                                            --------
Federal Home Loan Bank borrowings                                                              9,500
Federal funds purchased                                                                       10,000
Accounts payable and accrued liabilities                                                       1,947
                                                                                            --------
         Total Liabilities                                                                   185,538
                                                                                            --------
Commitments and contingencies                                                                     --

Shareholders' equity (Note F):
   Common stock, $6 par value; authorized 50,000,000 shares;  issued and
     outstanding 2,460,895 shares                                                             14,765
   Additional paid-in capital                                                                  8,356
   Retained earnings                                                                           5,200
   Accumulated other comprehensive income, net of tax                                            436
                                                                                            --------
        Total Shareholders' Equity                                                            28,757
                                                                                            --------
        Total Liabilities and Shareholders' Equity                                          $214,295
                                                                                            ========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                                         Accumulated
                                                                                           Other
                                                             Additional                 Comprehensive
                                                  Common       Paid-In      Retained     Income, Net
                                                   Stock       Capital      Earnings       of Tax       Total
                                                  -------       ------       -------        ----       --------
Balance, January 1, 1998                          $13,275       $6,736       $ 3,747        $294       $ 24,052

Comprehensive income:
   Net income                                          --           --         1,873          --
   Change in unrealized gain on securities
     available for sale                                --           --            --         142
        Total comprehensive income                     --           --            --          --          2,015

Issuance of common stock - (248,475 shares)         1,490        1,620            --          --          3,110


Cash dividends - $.18 per share                        --           --          (420)         --           (420)
                                                  -------       ------       -------        ----       --------
Balance, September 30, 1998                       $14,765       $8,356       $ 5,200        $436       $ 28,757
                                                  =======       ======       =======        ====       ========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                       ---------------------------       ---------------------------
                                                          1998             1997             1998             1997
                                                       ----------       ----------       ----------       ----------
Interest income:
  Interest and fees on loans                           $    3,164       $    2,807       $    9,099       $    7,936
  Interest on federal funds sold                               68              122              258              269
  Interest on balances in banks                                 2                8                5               17
  Interest on securities:
     U.S. Treasury securities                                  --               32               54              121
     Other U.S. government agency obligations                 855              987            2,752            2,818
     States and political subdivisions                         16                5               42               15
     Other securities                                          57               23              130               78
                                                       ----------       ----------       ----------       ----------
         Total interest income                              4,162            3,984           12,340           11,254
                                                       ----------       ----------       ----------       ----------
Interest expense:
  Interest bearing demand deposits                            993              894            2,901            2,505
  Savings and time deposits less than $100,000                443              547            1,384            1,534
  Time deposits $100,000 and over                             407              439            1,248            1,277
  Interest on Federal Home Loan Bank borrowings               125              204              512              507
  Federal funds purchased                                       5               --                9               26
                                                       ----------       ----------       ----------       ----------
         Total interest expense                             1,973            2,084            6,054            5,849
                                                       ----------       ----------       ----------       ----------

Net interest income                                         2,189            1,900            6,286            5,405
Provision for possible loan losses                             25               25              103               75
                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
  possible loan losses                                      2,164            1,875            6,183            5,330
Non-interest income:
  Service fee income                                          162              106              420              302
  Trust income                                                 42              139              121              359
  Investment Center income                                    302               27              392               78
  Gain (loss) on sale of securities                            --               --               52                2
  Income from foreclosed assets                                --               90               --              105
  Gain on sale of foreclosed assets                             6                1               26                3
  Other                                                        66               72              222              184
                                                       ----------       ----------       ----------       ----------
         Total non-interest income                            578              435            1,233            1,033
                                                       ----------       ----------       ----------       ----------
Non-interest expense:
  Salaries and employee benefits                            1,005              685            2,400            2,033
  Occupancy expense                                           214              186              598              553
  Advertising                                                  48               31               94              156
  Audit, tax and accounting                                    53               52              147              168
  Data processing expense                                      47               54              140              173
  Other operating expenses                                    328              301            1,005              967
                                                       ----------       ----------       ----------       ----------
         Total non-interest expense                         1,695            1,309            4,384            4,050
                                                       ----------       ----------       ----------       ----------
Income before income taxes                                  1,047            1,001            3,032            2,313
Provision for income taxes                                    403              420            1,159              892
                                                       ----------       ----------       ----------       ----------
Net income                                             $      644       $      581       $    1,873       $    1,421
                                                       ==========       ==========       ==========       ==========
Net income per share - Note F
   Basic                                               $      .26       $      .26       $      .80       $      .64
                                                       ==========       ==========       ==========       ==========
   Diluted                                             $      .23       $      .26       $      .62       $      .64
                                                       ==========       ==========       ==========       ==========
Weighted average common shares
   outstanding - Note F
   Basic                                                2,457,131        2,205,468        2,344,596        2,204,296
   Diluted                                              2,749,384        2,233,790        3,010,019        2,232,588


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                  ------------------------
                                                                    1998            1997
                                                                  --------        --------
Cash flows from operating activities:
   Interest received                                              $ 12,128        $ 11,026
   Fees received                                                     1,233           1,031
   Interest paid                                                    (6,473)         (5,259)
   Cash paid to suppliers and associates                            (4,998)         (4,779)
                                                                  --------        --------
        Net cash provided by operating activities                    1,890           2,019
                                                                  --------        --------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale              3,060           2,479
   Maturities of securities available for sale                      25,887          13,890
   Purchases of securities available for sale                      (15,747)        (32,017)
   Loans (originated) repaid by customers, net                     (19,988)         (9,251)
   Capital expenditures                                             (1,559)           (469)
                                                                  --------        --------
        Net cash used by investing activities                       (8,347)        (25,368)
                                                                  --------        --------

Cash flows from financing activities:
   Net increase demand deposits, NOW, money market accounts          5,376          11,350
   Net increase (decrease) in certificates of deposit               (5,384)         15,626
   Advances (payments) on Federal Home Loan Bank borrowings         (5,000)          5,000
   Proceeds from issuance of common stock                            3,110              38
   Dividends paid                                                     (420)           (331)
                                                                  --------        --------
        Net cash provided by financing activities                   (2,318)         31,683
                                                                  --------        --------
Net increase (decrease) in cash and cash equivalents                (8,775)          8,334

Cash and cash equivalents - beginning of period                     16,591          12,953
                                                                  --------        --------
Cash and cash equivalents - end of period                         $  7,816        $ 21,287
                                                                  ========        ========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                ------------------------
                                                                                  1998            1997
                                                                                --------        --------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                       $ 1,873        $ 1,421
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                     297            295
   Provision for possible loan losses                                                103             75
   Provision for deferred taxes                                                      (51)           140
   Gain on sale of foreclosed assets                                                 (26)            (3)
   Gain on sale of securities                                                        (52)            (2)
   Stock dividend income                                                            (112)           (60)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest and other assets                        183           (320)
     Increase (decrease) in accounts payable and accrued liabilities                (325)           473
                                                                                 -------        -------

           Net cash provided by operating activities                             $ 1,890        $ 2,019
                                                                                 =======        =======

Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain on securities available for sale, net of tax        $   142        $   206
                                                                                 =======        =======
   Foreclosures of loans                                                         $    --        $   133
                                                                                 =======        =======




          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. A comprehensive income table is presented in Note F.


B.       SECURITIES

         Securities with an aggregate fair market value of $32.5 million at September 30, 1998, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


C.       ALLOWANCE FOR POSSIBLE LOAN LOSSES

         An analysis of the changes in the allowance for possible loan losses follows (in thousands):

                                                            Three Months Ended    Nine Months Ended
                                                            September  30, 1998   September 30, 1998
                                                            -------------------   ------------------
         Balance, beginning of period                             $ 3,317              $ 3,128
         Provision charged to operations                               25                  103
         Loans charged off                                            (22)                 (46)
         Recoveries                                                   269                  404
                                                                  -------              -------
         Balance, end of period                                   $ 3,589              $ 3,589
                                                                  =======              =======
         Allowance ratios are as follows:
           Balance, to loans outstanding end of period               2.51%                2.51%
           Net recoveries to average net loans                        .18%                 .31%


D.       IMPAIRED LOANS

         At September 30, 1998, the Company's investment in impaired loans and the related valuation allowance are $207,000 and $50,000, respectively. This valuation allowance is included in the allowance for loan losses on the consolidated balance sheet.

         The average recorded investments in impaired loans for the three and nine months ended September 30, were $161,000 and $160,000, respectively.

         Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three and nine month periods ended September 30, 1998.


E.       INCOME TAXES

         Actual income tax expense for the three and nine months ended September 30, 1998 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:


                                                   Three Months Ended    Nine Months Ended
                                                   September  30, 1998   September 30, 1998
                                                   -------------------   ------------------
         Computed "expected" tax expense                      $356            $1,031
         State tax expense, net of federal benefit              47               128
                                                              ----            ------

                  Total Income Tax Expense                    $403            $1,159
                                                              ====            ======

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998, are presented below (in thousands):

         Deferred tax assets:

         Deferred fees, principally due to timing differences in the recognition of income            $ 138
         Premises and equipment, principally due to differences in depreciation methods                  18
         Other                                                                                            6
                                                                                                      -----

              Total gross deferred tax assets                                                           162
                                                                                                      -----
         Deferred tax liabilities:

         Discount on securities deferred for tax purposes                                              (118)
         Unrealized gain on securities available for sale                                              (267)
         Loans, principally due to provision for possible losses                                       (135)
         Other                                                                                          (64)
                                                                                                      -----

              Total gross deferred tax liabilities                                                     (584)
                                                                                                      -----
         Net deferred tax liabilities                                                                 $(422)
                                                                                                      =====


F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 136,627 shares at September 30, 1998.

         At September 30, 1998, warrants to purchase 4,495,582 shares of the Company common stock were outstanding. This exercise price of the warrants is $12.50, and they expire on December 31, 1998.

         Subsequent to September 30, 1998 and as of October 30, 1998, 8,000 shares of common stock were issued as a result of the exercise of warrants. This resulted in an increase in capital of $100,000.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


F.       SHAREHOLDERS' EQUITY - CONTINUED

         In December 1997, the Company adopted SFAS No. 128, "Earnings Per
         Share".

         The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share.

                                        Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                     -------------------------     -------------------------
                                        1998           1997           1998           1997
                                     ----------     ----------     ----------     ----------
         Net income available to
           common shareholders:      $  644,000     $  581,000     $1,873,000     $1,421,000
                                     ==========     ==========     ==========     ==========
         Weighted average common
           shares outstanding
                  Basic               2,457,131      2,205,468      2,344,596      2,204,296

         Dilutive effect of
                  Options                32,312         28,322         40,833         28,292
                  Warrants              259,941             --        624,590             --
                                     ----------     ----------     ----------     ----------
         Weighted average common
           shares outstanding
                  Diluted             2,749,384      2,233,790      3,010,019      2,232,588
                                     ==========     ==========     ==========     ==========
         Antidilutive securities
                  Warrants                   --      4,744,742             --      4,744,742
                                     ==========     ==========     ==========     ==========
         Net income per share:
                  Basic              $      .26     $      .26     $      .80     $      .64
                  Diluted            $      .23     $      .26     $      .62     $      .64

         All calculations of prior period earnings per share have been restated to conform with SFAS No. 128.

         Accumulated other comprehensive income consists solely of the unrealized gain or loss on securities available for sales net of the income tax effect.

         Comprehensive income for the reported periods for 1997 and 1998 are presented in the table below:

                                                    Three Months Ended   Nine Months Ended
                                                       September 30,        September 30,
                                                    ------------------   -----------------
                                                       1998     1997       1998       1997
                                                       ----     ----     ------     ------
         Comprehensive Income
           Net income                                  $644     $581     $1,873     $1,421
           Change in unrealized gain on securities
             available for sale, net of tax             214      168        142        206
                                                       ----     ----     ------     ------

                  Total Comprehensive Income           $858     $749     $2,015     $1,627
                                                       ====     ====     ======     ======

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At September 30, 1998, the Company had unfunded commitments to extend credit totaling $55.6 million consisting of unfunded lines of credit and commitments to extend credit. Additionally, the Company had standby letters of credit of $5.7 million as of September 30, 1998.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three and nine month periods ended September 30, 1998, totaled approximately $3,386,000 and $2,925,000, respectively. The required balance at September 30, 1998 was $2,495,000.


H.       RECENT ACCOUNTING DEVELOPMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for annual and interim periods beginning after December 15, 1997. This statement is not required in interim financial statements in the initial year of its application. SFAS No. 131 establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 on January 1, 1998 and is evaluating its operations to determine the appropriate disclosures.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the valuation of derivatives will be accounted for based upon the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 could increase volatility in earnings and other comprehensive income. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be redesignated and documented pursuant to the provisions of this statement. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement and should not be applied retroactively to financial statements of prior periods. The Company does not extensively utilize derivatives, thus the impact of Statement No. 133 is not expected to be material.

ITEM 2 - MANAGEMENT'S DISCUSSION ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Community Financial Group, Inc. (CFGI), is a bank holding company and owns The Bank of Nashville (The Bank), both of which are collectively referred to as the Company. The following discussion compares the Company's financial condition at September 30, 1998 and December 31, 1997, and results of operations for the three month and nine month periods ended September 30, 1998 compared with the same periods in 1997. The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. The accompanying consolidated financial statements (including the notes thereto) are considered an integral part of the analysis and should be read in conjunction with the narrative. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results for interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. Reference should also be made to the Company's 1997 annual report for a more complete discussion of factors that impact the results of the operations, liquidity and capital. To the extent that statements in this discussion relate to the plans, objectives, or future performance of the company, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and current economic environment; however, actual strategies and results in future periods may differ materially from those currently affected due to various risks and uncertainties.

OVERVIEW

The Company reported net income of $644,000 for the third quarter of 1998, up 10.8% from net income of $581,000 for the third quarter of 1997. Earnings in the third quarter of 1998 were impacted by startup costs and staffing related to the Company's Brentwood office which opened in late September, 1998. Costs associated with opening this office will continue to impact earnings during the fourth quarter of 1998. Basic earnings per share were $.26 in the third quarter of 1998 level from the $.26 for the same period in 1997. Diluted earnings per share were $.23 in the third quarter of 1998 compared to $.26 to the same period in 1997. Per share amounts reported are computed in accordance with SFAS No. 128 which was effective for financial statements issued after December 15, 1997. Earnings per share for the periods ended September 30, 1997 have been restated.

The Company's annualized return on average assets was 1.23% for the third quarter of 1998 compared to 1.17% for the third quarter of 1997. Annualized return on average equity was 9.12% for the third quarter of 1998 and 10.03% for the same period in 1997.

Net income for the nine month period ended September 30, 1998, was $1,873,000 compared with net income of $1,421,000 during the first nine months of 1997. Basic earnings per share were $.80 for the nine months ended September 30, 1998, up $.16 or 25%, from $.64 for the same period in 1997. Diluted earnings per share were $.62 for the nine month period ending September 30, 1998, compared to $.64 for the same period in 1997. The change in dilutive earnings per share resulted from the Company's warrants outstanding which became dilutive in the quarter ended December 31, 1997. Refer to Note F for a tabulation of earnings per share calculations. Net interest income increased $881,000, or 16.3% during the first nine months of 1998 compared with the same period in 1997. Non-interest income increased $200,000 or 19.4%, during the first nine months of 1998 compared with the same period in 1997. This increase in non-interest income resulted from a $314,000 increase in investment center income, $118,000 increase in service fee income, $50,000 increase in gain on sale of securities, $23,000 increase in gains on sale of foreclosed assets as well as a $38,000 increase in other miscellaneous income. These increases were partially offset by decreases of $238,000 in trust income and $105,000 in income from foreclosed assets. The increase in investment center income and decline in trust income resulted from the Company's decision to restructure investment services offerings, discontinuing most traditional trust services and redirecting efforts into an expanded investment services department provided in conjunction with L.M. Financial Partners, Inc. The Company began reducing Trust relationships in early 1998 and expanded its investment services area with L.M. Financial Partners, Inc. during the second quarter of 1998 by establishing an additional investment center. This new Investment Center is located in the Company's Green Hills office and is staffed by two financial advisors and support personnel. Non-interest expense increased $334,000 during the first nine months of 1998 compared to the same period in 1997. This increase was primarily the result of increased salaries and employee benefits resulting from the expansion of the Company's investment services area and the addition of personnel to staff the Brentwood office. It is expected that certain areas of non-interest expense will continue to increase in future periods as the Company continues expansion plans. These plans include the opening of an office to be located at 100 Maple Drive, North in Hendersonville during 1999 as well as further expansion in the Company's mobile branching service.

The Company's annualized return on average assets was 1.22% for the nine months ended September 30, 1998 and 1.01% for the same period in 1997. Annualized return on average equity was 9.58% for the first nine months of 1998 compared with 8.44% for the same period in 1997.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earnings assets and interest paid on deposits. Fluctuation in interest rates, as well as volume and mix changes in earnings assets and interest bearing liabilities, materially impact interest income.

Net interest income before provision for possible loan losses for the third quarter of 1998 was $2.2 million, an increase of $0.3 million, or 15.2%, compared to the third quarter of 1997. The increase in net interest income resulted from a 3.0% increase in the volume of average earning assets, an increase of 12 basis points in the average rate earned on average earning assets and a decline of 33 basis points in the average rate paid on interest bearing liabilities. The increase in the volume of average earning assets resulted from an increase of $16.8 million, or 14.2%, in average loans outstanding. This growth in average loans outstanding contributed to a shift in the mix of earning assets in the third quarter of 1998 reflecting average investments declining $5.8 million, or 9.4%, compared to the same period in 1997. The remainder of the growth in average loans outstanding resulted in a decline of $4.8 million in federal funds sold during the third quarter of 1998 compared to the same period in 1997 and an increase in total average earning assets. Although average rates earned on various components of earning assets declined in all categories other than federal funds sold, the overall yield on average earning assets increased 12 basis points as a result of the change in the mix of these assets. Funds were shifted from lower yielding investments to higher yielding loans resulting in an improvement in the overall yield of earning assets. Net interest income was also impacted by a shift in the mix of interest bearing liabilities during the third quarter of 1998 compared to the same period in 1997. The average volume of money market accounts increased $9.2 million, or 13.6%, and the average volume of NOW accounts increased $5.2 million, or 74.8%, while certificates of deposit less than $100,000 declined $6.6 million, or 17.8%, certificates of deposit $100,000 or greater declined $1.7 million, or 5.5%, and average borrowed funds declined $4.7 million, or 32.1%. This shift in mix of interest bearing liabilities from higher rate certificates of deposit to other deposits and borrowings together with an overall decline in the rate paid on interest bearing liabilities had a positive impact on the Company's net interest margin during the third quarter of 1998 compared to the same period in 1997. The average rate paid on interest bearing liabilities during the third quarter of 1998 compared to the third quarter of 1997 reflected a decline of 19 basis points in NOW accounts, 29 basis points in money market accounts, 10 basis points in certificates of deposit less than $100,000, 12 basis points in certificates of deposit greater than $100,000 and 39 basis points on borrowed funds.

Total interest income increased $178,000, or 4.5%, in the third quarter of 1998 compared to the same period in 1997. This increase was primarily the result of the increase of $5.8 million in the average volume of earning assets and a shift in the mix of these assets which reflected loans growing by $16.8 million while average investments declined by $5.8 million. As a result of the shift in mix, the average yield on earning assets increased 12 basis points in the third quarter of 1998 compared to the same period in 1997. Total interest expense declined $111,000, or 5.3%, in the third quarter of 1998 compared to the same period in 1997. This decrease resulted from an overall decline of 33 basis points in the average rate paid on interest bearing liabilities.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.46% and 4.0% for the quarters ended September 30, 1998 and 1997, respectively. Net interest margin was 4.26% for the nine month period ended September 30, 1998 compared to 4.0% for the same period in 1997. The increase in net interest margin for both the three and nine month periods ended September 30, 1998 resulted from solid loan growth and a general decline in the average rate paid on interest bearing liabilities.

Net interest income before provision for possible loan losses for the first nine months of 1998 was $6.3 million, an increase of 16.3%, compared to $5.4 million during the first nine months of 1997. The increase in net interest income during the first nine months of 1998 resulted from an increase of $15.9 million, or 8.8% in the volume of average earning assets as well as the shift in the mix of those assets reflected by an increase of $16.7 million, or 14.8% in average loans outstanding. The growth in average loans outstanding, the Company's highest yielding asset, contributed to the overall improvement in net interest income during the first nine months of 1998 compared to the same period in 1997. Net interest income was also positively impacted by an increase in the average yield earned on earning assets of 7 basis points during the first nine months of 1998 compared to the same period in 1997 while the average rate paid on interest bearing liabilities during 1998 compared to 1997 declined 25 basis points. A shift in the mix of average interest bearing liabilities also contributed to the improvement in net interest income as funds grew more significantly in money market accounts and NOW accounts while declining in higher rate certificates of deposit. The mix of average interest bearing liabilities reflected increases of 68.2% in NOW accounts, 19.8% in money market accounts while certificates of deposit less than $100,000 decreased 8.6%, certificates of deposit $100,000 or greater decreased 2.0% and borrowings remained relatively level. The reduction in certificates of deposit reflected the maturity of certain higher rate certificates opened in conjunction with the opening of the Company's Green Hills location in January, 1997. The increases in money market accounts and NOW accounts resulted primarily from the Company's business development efforts and expansion into consumer markets. Movement of funds into money market accounts and NOW accounts, both of which are liquid transaction accounts, allows this money to reprice more rapidly in a changing interest rate environment. To the extent that rates continue to decline, this would have a positive affect on the Company's net interest income.

The Company has continued its implementation of an asset liability management strategy, approved and monitored by the Board of Directors, which consists of matching federal home loan bank borrowings to fund the purchase of additional investment securities. The Company reduced these loans during the latter part of the second quarter of 1998; however, the overall strategy is still in place. This strategy continues to contribute to increasing net interest income while also having the affect of lowering the Company's net interest margin. Managing and regularly monitoring the interest rate risk associated with this and other strategies are the responsibility of both management and the Company's Board of Directors. Liquidity and asset liability strategies include the utilization of borrowings from the Federal Home Loan Bank or drawing on lines of credit established with correspondent banks to satisfy liquidity or funding needs. At September 30, 1998, the Company had borrowings totaling $19.5 million, $9.5 million from the Federal Home Loan Bank and $10.0 in federal funds purchased from correspondent banks. The Company had $14.5 million in borrowed funds at September 30, 1997.

NON-INTEREST INCOME

Non-interest income was $578,000 for the third quarter of 1998, compared with $435,000 for the same period in 1997, reflecting an increase of 32.9%. The increase in non-interest income may be primarily attributed to an increase of $275,000 in investment center income and $56,000 in service fee income. These increases were partially offset by decreases of $97,000 in trust income and $90,000 in income from previously foreclosed assets. Both the increase in investment center income and the decline in trust income resulted from a decision made in late 1997 to restructure how investment services were offered by discontinuing most traditional trust services and redirecting the Company's efforts into an expanded investment services department provided in conjunction with L.M. Financial Partners, Inc. This decision impacted both non-interest income and non-interest expense. The addition of two additional investment advisors at the Green Hills office in May, 1998 contributed significantly to the increase in investment center income during the third quarter of 1998.

Total non-interest income was $1.2 million for the first nine months of 1998, compared with $1.0 million for the same period in 1997. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets and income on foreclosed assets totaling $78,000 in 1998 and $110,000 in 1997, increased $232,000 for the first nine months of 1998 compared with the same period in 1997. This increase reflects the decision to restructure investment services as previously discussed and reflects the continued growth in the Company's deposit services which are a major contributor to service fee income. Increases in 1998 compared to 1997 include $118,000 in service fee income, $314,000 in investment center income, and $38,000 in other miscellaneous income categories and were partially offset by a decrease of $238,000 in trust income.

NON-INTEREST EXPENSE

Total non-interest expense increased $386,000, or 29.5%, during the third quarter of 1998, compared with the same period in 1997. This increase was primarily the result of the Company's expansion of its investment center services, branch offices and mobile branching service. These expansions primarily affected the categories of salaries and employee benefits and occupancy expense. Salaries and employee benefits increased $320,000 while occupancy expense increased $28,000 in the third quarter of 1998 compared to the same period in 1997. Additionally, there was an increase of $17,000 in advertising expense in the third quarter of 1998 compared to 1997 related to the opening of the Company's Brentwood office.

Total non-interest expenses increased $334,000, or 8.2%, during the first nine months of 1998 compared with the same period of 1997. This increase was primarily in the areas of salaries and employee benefits and occupancy expense and generally related to the Company's expansion of its investment center at the Green Hills office, the opening of a new Brentwood office and the expansion of its mobile branching services. At September 30, 1998, the Company had 62 employees (one employee per $3.5 million in assets) compared with 50 employees (one employee per $4.0 million in assets) at September 30, 1997 and 47 employees (one employee per $4.4 million in assets) at December 31, 1997. The Company's level of assets per employee continues to compare very favorably to overall industry performance.

The Company opened a new office in the Maryland Farms area of Brentwood, Tennessee in late September, 1998 and expanded its mobile branching services during the third quarter of 1998. Additionally, the Company purchased property in Hendersonville during the second quarter of 1998 and has begun construction on a new branch office planned to open in the spring of 1999. Other planned expenses relate to the expansion of the Company's delivery systems and service locations including additional mobile branch service employees and equipment, an investment in an internet banking system, and investments in other lines of business. Management anticipates growth in several non-interest expense categories during the remainder of 1998 resulting from the expansions in the Company's delivery systems and service locations as well as the purchase and installation of a document imaging system, internet banking system and planned computer upgrades. Discontinuing most services offered through the Trust Department while expanding the investment services area provided through L.M. Financial Partners, Inc. is expected to continue to impact non-interest expense in addition to having a positive impact on non-interest income. The addition of two investment advisors and their support staff at the Green Hills location to offer L.M. Financial Partners, Inc. investment services during the second quarter of 1998 has already resulted in a net contribution to the Company's earnings. Additionally, it is expected that the Company's non-interest expense will increase somewhat during the remainder of 1998 and during 1999 due to expenses related to the Year 2000 issue. The cost related to Year 2000 have been projected to be $115,000 in 1998 and approximately $135,000 in 1999. During the first nine months of 1998, the Company has expensed $75,000 related to Year 2000. A more detailed discussion of Year 2000 issues is been presented under the caption, "Non-Performing Assets and Risk Elements". It should be noted that economic conditions and other factors in the market could further impact non-interest expense.

INCOME TAXES

During the third quarter of 1998, the Company recorded provision for income taxes of $403,000 compared to $420,000 for the same period in 1997.

During the first nine months of 1998, the Company recorded provision for income taxes of $1,159,000, an increase of $267,000 or 29.9%, compared to $892,000 recorded for the same period of 1997. The effective tax rate is approximately 38% for both periods. The Company continues to explore strategies which would lower the effective tax rate while being consistent with its profit goals.

NON-PERFORMING ASSETS AND RISK ELEMENTS

Non-performing assets, which include non-accrual loans, restructured loans and other real estate owned, were $709,000 at September 30, 1998, a decrease of $518,000 from $1,227,000 at December 31, 1997 and an increase of $322,000 from the $387,000 reported at September 30, 1997. The Company maintains an allowance for possible loan losses at a level which, in management's evaluation, is adequate to cover estimated losses inherent in the loan portfolio based on available information at the end of each reporting period. Considerations in establishing the allowance include historical net charge-offs, changes in the credit risks, mix and volume of the loan portfolio, and other relative factors, such as the risk of loss of particular loans, the level of non-performing assets and current and forecasted economic conditions. In the third quarters of 1998 and 1997, the Company recorded $25,000 in expense related to the provision for possible loan losses. Net recoveries during the third quarter of 1998 were $246,000 compared to net charge-offs in the same period of 1997 of $15,000. The provision for possible loan losses was deemed appropriate based on the growth in the loan portfolio and the net recoveries recorded during the third quarter of 1998. There were no loans 90 days or more past due and still accruing interest at September 30, 1998 or September 30, 1997. Other potential problem loans at September 30, 1998 totaled approximately $208,000 compared with $630,000 at September 30, 1997 and $177,000 at December 31, 1997. Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have serious doubts as to the borrower's ability to fully comply with present repayment terms. Management will continue to evaluate the level of the allowance for possible loan losses and will determine what additional adjustments, if any, are necessary. Continued growth in the loan portfolio will be a factor in this evaluation, as well as the quality of the portfolio, average credit size and other external and internal factors. The level of the allowance and the amount of the provision are determined on a quarter by quarter basis and, given the inherent uncertainties involved in the estimation process, no assurance can be given as to the amount of the provision and the level of the allowance at any future date. Management anticipates there will be continued provision expense in 1998; however, the specific amount will be determined quarterly as all factors are evaluated. Changes in circumstances affecting the various factors considered by the Company in establishing the level of the allowance could significantly affect the amount of the provision that is deemed to be warranted.

The composition of non-performing assets at September 30, 1998 was 100% in non-accrual loans while the composition of these assets at September 30, 1997 was 65.6% in non-accrual loans and 34.4% in foreclosed properties. The allowance for possible loan losses was $3.6 million at September 30, 1998, compared with $3.0 million at September 30, 1997, and $3.1 million at December 31, 1997.

Management and the Board of Directors established a Year 2000 (Y2K) Task Force which includes members of senior management and adopted a comprehensive project plan, prepared budgets, developed a Y2K Test Plan, developed contingency plans, and established timetables for testing and any required conversions. The Y2K issue refers to the process of converting computer programs to recognize more than two digits identifying a year in any date field. The costs related to this project were originally projected not to exceed $100,000 annually in either 1998 or 1999; however, these budgets have now been revised with costs expected to be approximately $115,000 in 1998 and $135,000 in 1999. Expenditures related to Y2K during the first nine months of 1998 have been approximately $75,000.

The Company recognizes the potential technological and financial risks to both the Company and its customers as the new millennium approaches. Assuring that internal systems and external vendors upon whom the Company is reliant are Y2K compliant is and will continue to be a major focus of management and the Board of Directors. The Company has no internally developed systems, instead it utilizes systems purchased from third party providers who are financially stable and who primarily serve the financial services industry. All providers have been assessed as to financial strength, Y2K compliance of systems/services provided and tests have either been completed or are underway to validate compliance. Attention has been directed not only on computer or technology systems but the Company has also assessed all internal and external forms, procedures, facilities, utility providers, and risk exposure from customers and vendors as well as having developed plans to meet any unusual liquidity needs. Initial assessments on these items were completed in early 1998 with budgets and plans established to test, renovate and/or replace, as appropriate. The Y2K testing began in early 1998 and is planned to be substantially complete by December 31, 1998. Systems are currently being tested on an independent basis as they become Y2K compliant. In addition to internal testing, the Company has engaged external resources to provide an independent review of test results. All test results are closely monitored by management and the Board of Directors. The Y2K effort includes assessing internal systems, electronic interfaces, and vendors. Management has identified business resumption/contingency plans for mission critical systems. These plans are an integral part of the Company's overall contingency planning. Representative members of the Y2K Task Force have participated in a successful proxy test of all core application software utilizing hardware and operating systems representative of that utilized by the Company. It should further be noted that the provider of this software is a publicly traded national company with considerable financial strength and has fully warranted the software for Y2K compliance. In the unlikely event that the Company should experience a temporary failure of a system(s) despite the detailed planning and testing that is being done to ensure Y2K compliance on all systems and the comprehensive review of third party providers of other services, such as utilities, the Company has established contingency plans. The Company has executed an agreement with a company outside of the Metropolitan Nashville Davidson County area that already provides bank processing to several banks to provide these services for the Company and has performed an extensive test at this "hot site" which has proven to be effective.

The Company is also cognizant of the potential impact of Y2K on it borrowing customers and large depositors and therefore, implemented a process in early 1998 to address those relationships as well. This process of assessing Y2K compliance of borrowing customers and large depositors will continue with results of these assessments being closely monitored by management and the Company's Board of Directors. The Company has continued its efforts to communicate the risks involved with Y2K to its customers through a series of newsletter articles, a Y2K seminar and Y2K assessment discussions with relationship officers. Y2K language is being incorporated into certain contracts and loan agreements and the Company continues to train all officers and employees to be attuned to the potential risks associated with the Year 2000 as well as continuing to keep all employees and officers informed regarding the Company's Y2K efforts.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arise primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial movement in interest rates may adversely impact the Company's earnings to the extent that interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to changes in interest rates between assets and liabilities is shown in the Company's September 30, 1998 gap table below:

                                                  Expected Repricing or Maturity Date
                                   ----------------------------------------------------------------
                                    Within           One           Two          After
                                      One          to Two        to Five        Five
(Dollars In Thousands)               Year           Years         Years         Years       Total
---------------------------------------------------------------------------------------------------
Assets
   Debt and equity securities     $  28,414       $ 13,147       $10,693      $   923      $ 53,176
   Average rate                        6.94%          6.96%         6.73%        6.15%         6.89%
   Net interest-earning loans       100,916          8,378        21,117       12,684       143,095
   Average rate                        8.77%          9.08%         8.66%        8.61%         8.75%
   Other                             10,102             --            --           --        10,102
   Average rate                        5.88%            --            --           --          5.88%
---------------------------------------------------------------------------------------------------
Total interest-bearing assets       139,432         21,525        31,809       13,607       206,373
Liabilities
   Deposits                         133,849         10,792         2,994           --       147,635
   Average rate                        4.83%          5.86%         5.89%          --          4.92%
   Federal Home Loan
   Bank borrowings                    9,500             --            --           --         9,500
   Average rate                        5.43%            --            --           --          5.43%
   Federal funds purchased           10,000             --            --           --        10,000
   Average rate                        5.88%            --            --           --          5.88%
---------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                       153,349         10,792         2,994           --       167,135
---------------------------------------------------------------------------------------------------
Interest rate sensitivity gap     $ (13,917)      $ 10,733       $28,815      $13,607
===================================================================================================
Cumulative interest rate
  sensitivity gap                 $ (13,917)      $ (3,184)      $25,631      $39,238
===================================================================================================

Management recommends appropriate levels of interest rate risk to be assumed within limits approved by the Board of Directors regarding the maximum fluctuations acceptable in the market value of equity and in earnings, assuming sudden rate movements (rising or falling) up to 200 basis points. The Company's policy establishes a 10% maximum change in annual pre-tax net interest income with a 200 basis point change in rates while establishing the maximum change allowable in pre-tax market value of equity at 12% in the same assumed rate environment. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital while structuring the Company's assets and liabilities to obtain the maximum yield-cost spread. The Company relies primarily on its asset liability structure to control interest rate risk. Based on September 30, 1998 financial data, 200 basis point change in rates would produce net interest income variations of a .9% increase assuming falling rates and a 3.7% decrease assuming rising rates. Additionally, the 200 basis point rate shock would produce changes in the market value of equity of a decrease of 7.3% assuming rising rates and a 6.7% increase assuming falling rates.

BALANCE SHEET

The Company's total assets at September 30, 1998, were $214.3 million, an increase of $9.4 million from December 31, 1997. This increase was due to a $20.3 million increase in total loans outstanding, a $523,000 increase in cash and due from banks, a $600,000 increase in federal funds sold and a $1.3 million increase in net premises and equipment. These increases were partially offset by a decrease of $12.9 million in investment securities and $166,000 decrease in accrued interest and other assets. As the bank experienced solid loan growth during 1998, funds were diverted from investment securities to be used to fund the additional loan growth. Total deposits at September 30, 1998 and December 31, 1997 were $164.1 million. Although deposits remained level, the mix of deposits changed at September 30, 1998 from December 31, 1997 reflecting a shift of funds from certificates of deposit and money market accounts to non-interest bearing demand deposits and NOW accounts. Non-interest bearing demand deposits increased $3.9 million and NOW accounts increased $4.1 million while money market accounts declined $2.6 million and certificates of deposit declined $5.4 million. This change in the mix of deposits had a positive impact on the Company's net interest income as funds moved from higher rate certificates of deposit to lower rate NOW accounts and non-interest bearing demand deposits. Borrowed funds increased $5 million at September 30, 1998 from December 31, 1997. This increase was comprised of a $10 million increase in federal funds purchased which was partially offset by a decrease of $5 million in Federal Home Loan Bank borrowing.

Shareholder's equity (adjusted for SFAS No. 115) increased $4.7 million to $28.8 million at September 30, 1998, from $24.1 million at December 31, 1997. This increase is discussed further in the section entitled "Capital Adequacy and Liquidity". Unrealized gains on securities available for sale, net of income taxes, at September 30, 1998 were $436,000 compared to $294,000 at December 31, 1997. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 reflecting current market value on these securities.

CAPITAL ADEQUACY AND LIQUIDITY

The Company's capital position continues to remain strong during the first nine months of 1998. Shareholder's equity (excluding SFAS No. 115 adjustments) at September 30 was $28.3 million, or 13.2% of total assets, which compares with $23.8 million, or 11.6% of total assets at December 31, 1997. Total shareholder's equity, including adjustments for SFAS No. 115 at September 30, 1998 was $28.8 million, or 13.4% of total assets, which compares to $24.1 million, or 11.7%, of total assets at December 31, 1997. The increase in capital during the first nine months of 1998 resulted from an increase of $3.1 million due to the issuance of common stock from exercise warrants and purchases authorized under the Company's associate stock purchase plan, an increase of $1.9 million resulting from 1998 earnings and an increase of $142,000 in unrealized gains on securities available for sale. These increases were partially offset by the payment of dividends of $420,000 in the first nine months in 1998. At September 30, 1998, the Company's primary and total capital ratios to adjusted assets were 15.2% and 15.2%, respectively, which are significantly in excess of the applicable regulatory requirements of the Federal Reserve Board. In addition, the Company's total risk based capital ratio was 19.1% at September 30, 1998, compared with 18.8% at December 31, 1997.

The Company's principle sources of asset liquidity are marketable securities available for sale and federal funds sold, as well as the maturity of securities. The estimated average maturity of securities was 6.7 years at September 30, 1998, compared to 5.1 years at December 31, 1997. Securities available for sale were $53.2 million at September 30, 1998, compared to $66.1 million at December 31, 1997. Federal funds sold were $10 million at September 30, 1998 compared with $9.4 million at December 31, 1997. Core deposits, a relatively stable funding base, reflected solid growth and comprised 81.0% of total deposits at September 30, 1998 compared to 80.0% at December 31, 1997. Core deposits represent total deposits excluding time certificates of $100,000 or greater.

It is anticipated that the Company's capital position could continue to strengthen during the last quarter of 1998 should the registered owners of 4.5 million outstanding warrants elect to exercise those warrants to purchase shares of the Company's stock at an exercise price of $12.50. This has been evidenced by the 8,000 warrants with proceeds of $100,000 which were exercised in October, 1998. All warrants outstanding have an expiration date of December 31, 1998.

In January, 1998, the Company's Board of Directors adopted a shareholder's rights plan which authorizes the distribution of a dividend of one common share purchase right for each outstanding share of CFGI's common stock. The rights will be exercisable only if a person or group acquires 15% or more of CFGI's common stock or announces a tender offer, the consummation of which will result in ownership by a person or group of 15% or more of the common stock. The rights are designed to insure that all of CFGI's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze outs, open market accumulations, and other abusive tactics to gain control of the Company without paying all shareholders an appropriate control premium.

If the Company were acquired in a merger or other business combination transaction, each right would entitle the holder to purchase, at the right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such a price. In addition, if a person or group acquires 15% or more of CFGI's common stock directly or through the purchase of warrants exercisable for CFGI's common stock, each right would entitle its holder (other than the acquiring person or members of the acquiring group) to purchase, at the right's then current exercisable rights a number of CFGI's common shares having a market value of twice that price. After a person or group acquires beneficial ownership of 15% or more of CFGI's common stock and before an acquisition of 50% of the common stock, the Board of Directors could exchange the rights (other than rights owned by the acquiring person or group) in whole or in part, at an exchange ratio of 1 share of common stock per right.

Until a person or group has acquired beneficial ownership of 15% or more of CFGI's common stock, the rights will be redeemable for $.01 per right at the option of the Board of Directors. The rights are intended to enable all CFGI's shareholders to realize the long-term value of their investment in the Company. The Company believes they will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

                                     PART II

                                OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not matters submitted to a vote of the Security holders during the quarter ended September 30, 1998.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                    Description
-----------                    -----------

   11         Statement regarding computation of earnings per share.

   27         Financial Data Schedule (for SEC use only)


(B) There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            COMMUNITY FINANCIAL GROUP, INC.
                                                       Registrant



November 12, 1998                           /s/ Mack S. Linebaugh, Jr.
------------------------------------        ------------------------------------
Date                                        Mack S. Linebaugh, Jr.
                                            President, Chairman of the Board,
                                            Chief Executive Officer and Chief
                                            Financial Officer