Form 10KSB40
period 1998-12-31
COMMUNITY FINANCIAL GROUP INC
filed 1999-03-30
CIK 852677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB



(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

Commission File Number       0-28496
                        --------------------

Community Financial Group, Inc.
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its charter)

              Tennessee                            62-1626938
 --------------------------------               ------------------
   (State or other jurisdiction                   (IRS Employer
 of incorporation or organization)              Identification No.)

 401 Church Street           Nashville, Tennessee              37219-2213
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (615) 271-2000
                                                   --------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $18,396,000.

The aggregate market value (price at which the stock sold) of Community Financial Group, Inc., voting common stock held by non-affiliates as of February 26, 1999, was $40,067,058.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                      Outstanding at
         Class                                        March 10, 1999
         -----                                        --------------
Common stock $6 par value                            4,219,436 shares


                   Documents Incorporated by Reference:

     Document from which portions               Part of Form 10-KSB to
     are incorporated by reference                which incorporated
     -----------------------------                ------------------

1.    Annual Report to Shareholders for year     Part I - Item 1
       ended December 31, 1998                   Part II - Items 5, 6
                                                  and 7

2.    Proxy Statement dated April 2, 1999        Part III - Items 9,
                                                  10, 11 and 12

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

As of December 31, 1998, the only subsidiary of CFGI was The Bank of Nashville (The Bank). CFGI and The Bank are collectively referred to herein as "the Company".

The Bank was incorporated under the laws of the State of Tennessee, on July 10, 1989. The Bank was approved as a State Bank, is a member of the Federal Reserve System, and is insured by the Federal Deposit Insurance Corporation. The initial business day for the Bank was November 20, 1989. The Company now has a total of 61 employees.

The present area and scope of the Company's activities include providing a full range of banking and related financial services, including commercial banking, consumer banking, financial and investment services, and real estate finance. The Company has three traditional branches with its main office at 401 Church Street, the Green Hills office at 3770 Hillsboro Pike and the Brentwood office at 5105 Maryland Way. Additionally, these locations are complemented by the Company's "Bank on Call" mobile branches which serve customers throughout the market area with at your office banking convenience. LM Financial Partners, Inc., a subsidiary of Legg Mason Wood Walker, Inc., operates an Investment Center in the Company's primary location which provides bank customers at all locations convenient access to a wide array of investment products and fiduciary services.

The Company is well capitalized as demonstrated by a total risk-based capital ratio of 31.6%, tier 1 risk-based capital ratio of 30.3% and tier 1 leverage ratio was 23.0% at December 31, 1998. Additionally, at year end 1998, the Bank's capital ratios reflected total risk based capital ratio at 16.9%, tier 1 risk-based capital ratio at 15.6% and tier 1 leverage ratio at 11.9%. These capital ratios exceed the current regulatory minimum requirements.

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

The Company is headquartered in the downtown central business district of Nashville. The Company occupies space in the lower level, the second floor, and the third floor of the L & C Tower, located at 401 Church Street, a location which serves as the Bank's main office. The Company opened its first Automated Teller Machine (ATM) in 1989 and now operates ATM's and cash dispensers in various locations throughout its market, serving local businesses and individuals as well as tourists. In 1996, the Company received regulatory approval to establish a mobile branch. The mobile branch brings traditional banking services to the Company's customers at their locations. A full service branch office, located in Green Hills, opened January 23, 1997. Another, located in Maryland Farms in Brentwood, Tennessee opened in September 1998. Construction started in October, 1998, on a full service branch to be located at 100 Maple Drive North, Hendersonville, Tennessee. If deemed appropriate, additional offices may be established subject to regulatory approval.

During 1998, the Company declared dividends of $.24 per share which resulted in a dividend payout ratio of 22.22%. Other information relating to current banking issues and the regulatory environment are addressed in the 1998 Annual Report to Shareholders.

The following schedules are provided in accordance with Guide 3 "Statistical Disclosure by Bank Holding Companies." All schedules, except those noted below, have been omitted since the required information is either not applicable or is incorporated by reference in the Company's 1998 Annual Report.

           -  Schedule III-A - Types of Loans
           - Schedule III-B - Maturities and Sensitivities of Loans to Changes in Interest Rates

III.     LOAN PORTFOLIO

         The following table presents a summary of loan types (net of unearned income) by categories for the last five years.

                                 SCHEDULE III-A

                                 TYPES OF LOANS

                                               December 31,
                        --------------------------------------------------------------
                          1998          1997          1996         1995         1994
                        --------      --------      --------      -------      -------
Loans (net of
  unearned
  income of
  $295, $297,
  $256, $203
  and $202
  respectively)
Commercial              $ 51,970      $ 38,571      $ 35,721      $40,657      $35,108
  Real estate -
  mortgage
  loans                   79,455        71,055        58,763       48,648       41,800
  Real estate -
Real estate -
  construction            14,667         9,426         9,467        5,952        2,227
Consumer                   6,583         3,697         3,937        3,083        1,950
                        --------      --------      --------      -------      -------

                        $152,675      $122,749      $107,888      $98,340      $81,085
                        ========      ========      ========      =======      =======

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

At December 31, 1998, funded and unfunded commitments to borrowers in the real estate industry were approximately $27.2 million and $5.2 million, respectively, and loans to building contractors were approximately $8.8 million and $10.1 million, respectively. At December 31, 1997, funded and unfunded loan commitments as classified by Standard Industry Classification codes include borrowers in the real estate industry approximating $25 million and $2.2 million, respectively, and loans to building contractors approximating $7.9 million and $11.2 million, respectively.

The following table presents the maturity distribution of loan categories at December 31, 1998 (in thousands).

                                 SCHEDULE III-B

                                 TYPES OF LOANS

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                            CHANGES IN INTEREST RATES

                           One     After One      After
                          Year     But Within      Five
                        Or Less    Five Years      Years         Total
                        ------------------------------------------------
(Net of Unearned
  Income)
    Commercial          $28,008      $21,725      $  2,237      $ 51,970

    Real estate -
      mortgage           20,424       26,420        32,611        79,455

    Real estate -
      construction        8,486        6,181            --        14,667

    Consumer              4,653        1,875            55         6,583
                        -------      -------      --------      --------

                        $61,571      $56,201      $ 34,903      $152,675
                        =======      =======      ========      ========

For maturities
 over one year:
  Fixed                 $42,824
  Floating               48,280

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

The Company occupies 4,000 square feet in the newly completed The Bank of Nashville Building located at 5105 Maryland Way, Brentwood, Tennessee. The Company's space is leased from Graystone, LLC and has an initial term of ten years with three five-year renewal options.

In the spring of 1999, the Company will occupy 5,008 square feet in the newly constructed building located at 100 Maple Drive North in Hendersonville, Tennessee. The company purchased the land in June, 1998.

ITEM 3 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following portion of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference:

Common Stock Information    Page 46


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following portions of the 1998 Annual Report are herein incorporated by reference.

          Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 6 through 23.


ITEM 7 - FINANCIAL STATEMENTS

The following portions of the 1998 Annual Report are incorporated herein by reference.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and the information regarding executive officers called for by this item is contained in the sections entitled "Election of Directors" and "Executive Officers" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders, dated April 2, 1999, and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information called for by this item is contained in the section entitled "Compensation of Management and Other Information" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders, dated April 2, 1999, and is incorporated herein by reference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is contained in the section entitled "Stock Ownership" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders dated April 2, 1999, and is incorporated herein by reference.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is contained in the section entitled "Transactions with Directors and Executive Officers" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders dated April 2, 1999, and is incorporated herein by reference.


ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

                  (1)      Financial Statements

                           The following consolidated financial statements and the Report of KPMG LLP, Independent Certified Public Accountants, are on pages 24 through 43 and page 44 of the 1998 Annual Report and are incorporated herein by reference.

                           -  Consolidated Balance Sheets at December 31, 1998
                               and 1997
                           -  Consolidated Statements of Income for the Years
                               Ended December 31, 1998, 1997 and 1996
                           -  Consolidated Statements of Shareholders' Equity
                               and Comprehensive Income for the Years Ended
                               December 31, 1998, 1997 and 1996
                           -  Consolidated Statements of Cash Flows for the
                               Years Ended December 31, 1998, 1997 and 1996
                           -  Notes to Consolidated Financial Statements

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

                           10.09  Community Financial Group, Inc. 1997
                                    Nonstatutory Stock Option Plan Incorporated by reference to Exhibit 10.9 to the Registrant's Form S-2 (SEC file
                                    333-24309) dated April 1, 1997.

                           10.10  Lease Agreement dated August 4, 1997 between
                                    The Bank of Nashville and Graystone, LLC.
                                    Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report Form 10KSB for the year ended December 31, 1997.

                           10.11  The Bank of Nashville letter of intent to
                                    purchase property from ShoLodge, Inc. dated
                                    January 23, 1998. Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report Form 10KSB for the year ended December 31, 1997.

                           10.12  Financial Advisor Agreement dated May 1,
                                    1998 between The Bank of Nashville and
                                    Harold J. Castner.

                           10.13  Financial Advisor Agreement dated May 1,
                                    1998 between The Bank of Nashville and
                                    Pamela F. Morris.

                           10.14  Financial Advisor Promissory Note Repayment
                                    Agreement dated July 24, 1998 between The
                                    Bank of Nashville and Harold J. Castner, and
                                    Exhibit A Promissory Note.

                           10.15  Financial Advisor Promissory Note Repayment
                                    Agreement dated July 24, 1998 between The
                                    Bank of Nashville and Pamela F. Morris and
                                    Exhibit A Promissory Note.

                           10.16 Construction Contract between The Bank of Nashville and Ray Bell Construction Company dated October 2, 1998.

                           10.l7 Employment Agreement between The Bank of Nashville and Anne J. Cheatham, dated February 23, 1999.

                           11.      Statement re computation of per share
                                    earnings.

                           12.      Statement re computation of ratios. Not
                                    applicable.

                           13.      1998 Annual Report to Shareholders.

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

THE BANK OF NASHVILLE

By: /s/ Mack S. Linebaugh, Jr.                        Date:   March 25, 1999
    ---------------------------
Mack S. Linebaugh, Jr.
Chairman of the Board,
  President, Chief Executive
  Officer and Chief
  Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons or behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mack S. Linebaugh, Jr.             /s/ L. Leon Moore
--------------------------             -----------------
Mack S. Linebaugh, Jr.                 L. Leon Moore
Chairman of the Board,                 Director
  President, Chief
  Executive Officer                    Dated March 25,1999
  and Chief Financial
  Officer

Dated March 25, 1999

/s/ J. B. Baker, Jr.                   /s/ Perry W. Moskovitz
--------------------                   ----------------------
J. B. Baker, Jr.                       Perry W. Moskovitz
Director                               Director

Dated March 25, 1999                   Dated March 25, 1999


/s/ Jo D. Federspiel                   /s/ C. Norris Nielsen
--------------------                   ---------------------
Jo D. Federspiel                       C. Norris Nielsen
Director                               Director

Dated March 25, 1999                   Dated March 25, 1999


/s/ Richard H. Fulton                  /s/ David M. Resha
---------------------                  ------------------
Richard H. Fulton                      David M. Resha
Director                               Director

Dated March 25, 1999                   Dated March 25, 1999



/s/ G. Edgar Thornton
-----------------------
G. Edgar Thornton
Director

Dated March 25, 1999