Form 10-Q
period 1999-03-31
COMMUNITY FINANCIAL GROUP INC
filed 1999-05-17
CIK 852677

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---    Act of 1934

       For the quarterly period ended March 31, 1999
                                      -----------------------------------------

Commission File Number: 0-28496
                        -------------------------------------------------------

                           Community Financial Group, Inc.
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)


           Tennessee                                    62-1626938
--------------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S Employer Identification No.)
 of incorporation or organization)

401 Church Street, Nashville, Tennessee                              37219-2213
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

       (615) 271-2000       (Registrant's telephone number, including area code)
---------------------------


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X          No
                                                        ---             ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Common shares outstanding 4,145,846 as of April 30, 1999.

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                    Page(s)
                                                                                                    -------
ITEM 1.  FINANCIAL STATEMENTS

-        Consolidated Balance Sheets - March 31, 1999 and December 31, 1998...................         1

-        Consolidated Statement of Shareholders' Equity and Other
          Comprehensive Income - Three Months
          Ended March 31, 1998 and 1999.......................................................         2

-        Consolidated Statements of Income - Three Months Ended
         March 31, 1999 and 1998..............................................................         3

-        Consolidated Statements of Cash Flows
         - Three Months Ended March 31, 1999 and 1998.........................................       4 - 5

-        Notes to Consolidated Financial Statements - March 31, 1999..........................       6 - 9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................................      10 - 16


                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................      17 - 19

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS


                                                                                        March 31,            December 31,
                                                                                           1999                  1998
                                                                                        ---------            ------------


Cash and due from banks                                                                  $ 11,471                $ 13,243
Securities available for sale (amortized cost $74,136 in 1999 and $71,113 in 1998)         74,524                  71,662
Loans (net of unearned income of $384 in 1999 and $295 in 1998):
   Commercial                                                                              57,959                  51,970
   Real estate - mortgage loans                                                            84,252                  79,455
   Real estate - construction loans                                                        14,168                  14,667
   Consumer                                                                                 5,798                   6,583
                                                                                         --------                --------
   Loans, net of unearned income                                                          162,177                 152,675
   Less allowance for loan losses                                                          (3,609)                 (3,646)
                                                                                         --------                --------

          Total Net Loans                                                                 158,568                 149,029
                                                                                         --------                --------

Premises and equipment, net                                                                 3,147                   2,726
Accrued interest and other assets                                                           1,718                   1,525
                                                                                         --------                --------

          Total Assets                                                                   $249,428                $238,185
                                                                                         ========                ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits                                                     $ 17,539                $ 17,980
Interest-bearing deposits:
   NOW accounts                                                                            13,572                  13,368
   Money market accounts                                                                   85,926                  71,263
   Time certificates less than $100,000                                                    25,398                  27,757
   Time certificates $100,000 and greater                                                  29,978                  32,185
                                                                                         --------                --------
          Total Deposits                                                                  172,413                 162,553
                                                                                         --------                --------

Federal Home Loan Bank borrowings                                                          14,500                  14,500
Federal funds purchased                                                                     9,000                   8,000
Accounts payable and accrued liabilities                                                    2,033                   1,961
                                                                                         --------                --------
         Total Liabilities                                                                197,946                 187,014
                                                                                         --------                --------

Commitments and contingencies (Note G)                                                          -                       -

Shareholders' equity:
   Common stock, $6 par value; authorized 50,000,000 shares;  issued and
     outstanding shares, 4,209,436 in 1999 and 4,216,531 in 1998                           25,256                  25,299
   Additional paid-in capital                                                              19,716                  19,773
   Retained earnings                                                                        6,269                   5,759
   Accumulated other comprehensive income                                                     241                     340
                                                                                         --------                --------
        Total Shareholders' Equity                                                         51,482                  51,171
                                                                                         --------                --------


        Total Liabilities and Shareholders' Equity                                       $249,428                $238,185
                                                                                         ========                ========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND OTHER
                              COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                                Accumulated
                                                                   Additional                      Other
                                                    Common           Paid-In       Retained    Comprehensive
                                                    Stock            Capital       Earnings        Income           Total
                                                  --------         ----------      --------    -------------      --------

Balance, January 1, 1998                          $ 13,275         $  6,736         $ 3,747         $ 294         $ 24,052

Comprehensive income:
   Net income                                           --               --             640            --
   Change in unrealized gain on securities
     available for sale                                 --               --              --             2
       Total comprehensive income                       --               --              --            --              642

Issuance of common stock - (2,643 shares)               15               19              --            --               34

Cash dividends - $.06 per share                         --               --            (132)           --             (132)
                                                  --------         --------         -------         -----         --------

Balance, March 31, 1998                           $ 13,290         $  6,755         $ 4,255         $ 296         $ 24,596
                                                  ========         ========         =======         =====         ========

Balance, January 1, 1999                          $ 25,299         $ 19,773         $ 5,759         $ 340         $ 51,171

Comprehensive income:
   Net income                                           --               --             805            --
   Change in unrealized gain on securities
     available for sale                                 --               --              --           (99)
       Total comprehensive income                       --               --              --            --              706

Issuance of common stock - (2,905 shares)               17               12              --            --               29

Repurchase of common stock (10,000 shares)             (60)             (69)             --            --             (129)

Cash dividends - $.07 per share                         --               --            (295)           --             (295)
                                                  --------         --------         -------         -----         --------

Balance, March 31, 1999                           $ 25,256         $ 19,716         $ 6,269         $ 241         $ 51,482
                                                  ========         ========         =======         =====         ========

          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                           ----------------------------
                                                              1999              1998
                                                           ----------        ----------
Interest income:
  Interest and fees on loans                               $    3,251        $    2,886
  Interest on federal funds sold                                  119                77
  Interest on balances in banks                                    11                 2
  Interest on securities:
    U.S. Treasury securities                                       --                32
    Other U.S. government agency obligations                      957             1,011
    States and political subdivisions                              16                10
    Other securities                                               38                28
                                                           ----------        ----------
         Total interest income                                  4,392             4,046
                                                           ----------        ----------

Interest expense:
  Interest bearing demand deposits                                933               897
  Savings and time deposits less than $100,000                    346               482
  Time deposits $100,000 and over                                 391               430
  Interest on Federal Home Loan Bank borrowings                   175               206
  Federal funds purchased                                          11                 3
                                                           ----------        ----------
         Total interest expense                                 1,856             2,018
                                                           ----------        ----------
Net interest income                                             2,536             2,028
Provision for loan losses                                          45                39
                                                           ----------        ----------

Net interest income after provision for loan losses             2,491             1,989
Non-interest income:
  Service fee income                                              205               125
  Trust income                                                     12                40
  Investment Center income                                        321                26
  Gain on sale of foreclosed assets                                --                17
  Other                                                            83                88
                                                           ----------        ----------
         Total non-interest income                                621               296
                                                           ----------        ----------

Non-interest expense:
  Salaries and employee benefits                                1,017               653
  Occupancy expense                                               276               186
  Audit, tax and accounting                                        64                47
  Data processing expense                                          45                44
  Other operating expenses                                        434               315
                                                           ----------        ----------
         Total non-interest expense                             1,836             1,245
                                                           ----------        ----------

Income before income taxes                                      1,276             1,040
Provision for income taxes                                        471               400
                                                           ----------        ----------
Net income                                                 $      805        $      640
                                                           ==========        ==========

Net income per share
  Basic                                                    $      .19        $      .29
                                                           ==========        ==========
  Diluted                                                  $      .19        $      .22
                                                           ==========        ==========
Weighted average common shares outstanding
  Basic                                                     4,217,795         2,213,868
                                                           ==========        ==========
  Diluted                                                   4,296,416         2,866,809
                                                           ==========        ==========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     1999             1998
                                                                     ----             ----

Cash flows from operating activities:
   Interest received                                               $  4,324         $  3,924
   Fees received                                                        621              296
   Interest paid                                                     (2,037)          (2,501)
   Cash paid to suppliers and associates                             (2,035)          (1,108)
                                                                   --------         --------
        Net cash provided by operating activities                       873              611
                                                                   --------         --------


Cash flows from investing activities:
   Maturities of securities available for sale                       35,245            6,464
   Sales of securities available for sale                               330               --
   Purchases of securities available for sale                       (38,568)          (4,006)
   Loans (originated) repaid by customers, net                       (9,584)          (3,483)
   Capital expenditures                                                (533)             (27)
                                                                   --------         --------
        Net cash used by investing activities                       (13,110)          (1,052)
                                                                   --------         --------


Cash flows from financing activities:
   Net increase demand deposits, NOW, money market accounts          14,426            6,815
   Net increase (decrease) in certificates of deposit                (4,566)          (4,857)
   Proceeds from issuance of common stock                                29               34
   Re-purchase of common stock                                         (129)              --
   Dividends paid                                                      (295)            (132)
                                                                   --------         --------
        Net cash provided by financing activities                     9,465            1,860
                                                                   --------         --------

Net increase (decrease) in cash and cash equivalents                 (2,772)           1,419

Cash and cash equivalents - beginning of period                       5,243           16,591
                                                                   --------         --------

Cash and cash equivalents - end of period                          $  2,471         $ 18,010
                                                                   ========         ========


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   1999          1998
                                                                                   ----          ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                                                        $ 805         $ 640
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                    110            86
   Provision for possible loan losses                                                45            39
   Provision for deferred taxes                                                     (95)           --
   Gain on sale of foreclosed assets                                                 --           (17)
   Stock dividend income                                                            (28)          (28)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest and other assets                      (193)          119
     Increase (decrease) in accounts payable and accrued liabilities                229          (228)
                                                                                  -----         -----

           Net cash provided by operating activities                              $ 873         $ 611
                                                                                  =====         =====

Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain on securities available for sale, net of tax         $ (99)        $   2
                                                                                  =====         =====

Cash paid for:
   Income taxes                                                                   $  79         $  32
                                                                                  =====         =====


          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


A.       HOLDING COMPANY INFORMATION AND PRINCIPLES OF CONSOLIDATION

         Community Financial Group, Inc. (CFGI), a Tennessee corporation, is a bank holding company operating according to federal bank holding company law. Its wholly owned subsidiary is The Bank of Nashville.

         The accompanying unaudited consolidated financial statements include the accounts of CFGI and The Bank. The operations of CFGI and The Bank are collectively referred herein as the Company. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with general practices within the banking industry and generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

         Certain prior year amounts have been reclassified to conform with the current year presentation.

         The interim consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and the Notes to the Financial Statements presented in the Company's 1998 Annual Report to Shareholders. The interim consolidated statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of interim results. The results for the interim period are not necessarily indicative of results to be expected for the complete calendar year.


B.       SECURITIES

         Securities with an aggregate fair market value of $36.7 million at March 31, 1999, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.


C.       ALLOWANCE FOR LOAN LOSSES

         An analysis of the changes in the allowance for possible loan losses follows (in thousands):

                                                                                            Three Months Ended
                                                                                              March 31, 1999
                                                                                            ------------------

         Balance, beginning of period                                                              $ 3,646
         Provision charged to operations                                                                45
         Loans charged off                                                                            (145)
         Recoveries                                                                                     63
                                                                                                   -------

         Balance, end of period                                                                    $ 3,609
                                                                                                   =======

         Allowance ratios are as follows:
           Balance, to loans outstanding end of period                                                2.23%
           Net recoveries to average loans                                                             .05%

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


D.       IMPAIRED LOANS

         At March 31, 1999, the Company's recorded investment in impaired loans and the related valuation allowance was $86,000 and $5,000, respectively. At December 31, 1998 the investment in impaired loans and the related valuation allowance was $108,000 and $17,000, respectively. This valuation allowance is included in the allowance for loan losses on the consolidated balance sheet.

         The average recorded investment in impaired loans for the three months ended March 31, 1999 was $94,000.

         Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three month period ended March 31, 1999.


E.       INCOME TAXES

         Actual income tax expense for the three months ended March 31, 1999 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                       Three Months Ended
                                                         March 31, 1999
                                                       ------------------

         Computed "expected" tax expense                      $ 434
         State tax expense, net of federal benefit               50
         Other                                                  (13)
                                                              -----

                  Total Income Tax Expense                    $ 471
                                                              =====


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 and December 31, 1998, are presented below (in thousands):

                                                                        March 31,    December 31,
                                                                          1999          1998
                                                                        ---------    ------------
         Deferred tax assets:
           Deferred fees, principally due to timing differences in
             the recognition of income                                    $ 174         $ 141
           Other                                                              5             4
                                                                          -----         -----

              Total gross deferred tax assets                               179           145
                                                                          -----         -----

         Deferred tax liabilities:
           Discount on securities deferred for tax purposes                 (91)         (130)
           Unrealized gain on securities available for sale                (147)         (209)
           Loans, principally due to provision for loan losses             (109)         (126)
           Other                                                            (75)          (80)
                                                                          -----         -----

              Total gross deferred tax liabilities                         (422)         (545)
                                                                          -----         -----

         Net deferred tax liabilities                                     $(243)        $(400)
                                                                          =====         =====

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 182,627 and 142,627 shares at March 31, 1999 and December 31, 1998, respectively. The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share.

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      1999              1998
                                                                   ----------        ----------

         Net income available to common shareholders:              $  805,000        $  640,000
                                                                   ==========        ==========

         Weighted average common shares outstanding basic           4,217,795         2,213,868

         Dilutive effect of
                  Options                                              78,621            41,432
                  Warrants                                                 --           611,509
                                                                   ----------        ----------

         Weighted average common shares outstanding diluted         4,296,416         2,866,809
                                                                   ==========        ==========

         Antidilutive warrants                                             --                --
                                                                   ==========        ==========

         Net income per share:
                  Basic                                            $      .19        $      .29
                  Diluted                                          $      .19        $      .22

         Accumulated other comprehensive income consists solely of the unrealized gain or loss on securities available for sales net of the income tax effect.

         Comprehensive income for the three month periods for 1999 and 1998 are presented in the table below:

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                          1999          1998
                                                                                          ----          ----

         Comprehensive Income
           Net income                                                                    $ 805         $640
           Change in unrealized gain on securities available for sale, net of tax          (99)           2
                                                                                         -----         ----

                  Total Comprehensive Income                                             $ 706        $ 642
                                                                                         =====         ====



G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At March 31, 1999 and December 31, 1998, the Company had unfunded commitments to extend credit totaling $69.4 and $58.2 million. Additionally, the Company had standby letters of credit of $3.7 and $4.8 million as of March 31, 1999 and December 31, 1998, respectively.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three month period ended March 31, 1999, totaled approximately $4,508,000. The required balance at March 31, 1999 was $4,001,000.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


H.       BUSINESS COMBINATIONS

         In April, 1999, The Bank created a title agency through a joint venture with Mooreland Title Company, LLC of Brentwood. This new title agency has the ability to underwite title insurance on most real estate loan transactions.

         Community Financial Group, Inc.'s wholly owned subsidiary The Bank of Nashville, entered into a Stock Purchase Agreement dated May 5, 1999, to acquire 80% ownership in Machinery Leasing Company of North America, Inc. for $1.3 million, subject to required approvals from bank regulatory authorities. The transaction will be accounted for using the purchase method of accounting and is expected to close during the second quarter of 1999.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Community Financial Group, Inc. (CFGI), is a bank holding company and owns The Bank of Nashville (The Bank), both of which are collectively referred to as the Company. The following discussion compares the Company's financial condition at March 31, 1999 and December 31, 1998, and results of operations for the first quarter of 1999 with the same period in 1998. The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto), presented elsewhere in this report for an understanding of the following discussion and analysis. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. Reference should be also made to the Company's 1998 Annual Report for a more complete discussion of factors that impact the results of the operations, liquidity and capital. To the extent that the statements in this discussion relate to the plans, objectives, or future performance of the Company, these statements may be deemed to be forward looking statements within the meaning of the Private Security Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results of future periods may differ materially from those currently expected due to various risks and uncertainties.

The Company's primary base of operation is located in the L & C Tower at 401 Church Street, Nashville, Tennessee 37219. The Bank has three full-service traditional branches, one located at the Glendale Center in Green Hills which opened in January, 1997, one located at Maryland Farms in Brentwood which opened in September, 1998 and the other located on Gallatin Road in Hendersonville which opened in April, 1999. Additional branch services are provided through full-service mobile branches, "Bank-on-Call", which was established in September, 1996 and which has expanded in each subsequent year. Bank-on-Call provides the convenience of "at your door" banking service to customers. Additionally, the Company has expanded its delivery systems through full-service ATMs, cash dispensers, cash management services and its recently introduced "Bank-on-Line" Internet banking service. In April, 1999, The Bank created a title agency through a joint venture with Mooreland Title Company, LLC of Brentwood. This new title agency has the ability to underwrite title insurance on most real estate loan transactions. Along with the benefit of reducing the cost of title insurance, this investment should provide an increasing source of fee income as the pace of real estate closings continues to be strong in and around the Nashville market. This venture should contribute to The Bank's profits and provide an additional alternative to existing customers and prospects that prefer to lease rather than purchase equipment. The Bank offers investment services through its relationship with LM Financial Partners, Inc., a subsidiary of Legg Mason Wood Walker, Inc.

In March of 1999, the Company's Board of Directors approved the repurchase of up to 400,000 shares of the Company's stock. Community Financial Group, Inc. is listed on the NASDAQ Stock Market and traded under the symbol CFGI.

On May 5, 1999, the Bank of Nashville entered into a Stock Purchase Agreement to acquire the majority ownership in Machinery Leasing Company of North America, Inc., subject to the required approvals from bank regulatory authorities. Headquartered in Nashville, Machinery Leasing Company operates throughout the south and mid-west. Machinery Leasing Company primarily leases heavy manufacturing equipment and will likely expand the types of equipment leasing offered.

OVERVIEW

For the quarter ended March 31, 1999, net income totaled $805,000, a $165,000 or 25.8% increase over the $640,000 of net income reported for the first quarter of 1998. Earnings in the first quarter of 1999 were impacted by additional expenses incurred as a result of the Company having opened a full service branch location in Brentwood in September, 1998 and preparations for opening its Hendersonville location in April, 1999. Basic earnings per share were $.19 in the first quarter of 1999, down 34.5% from $.29 for the same period in 1998. Diluted earnings per share were $.19 in the first quarter of 1999, compared to $.22 for the same period in 1998. The decrease in basic and diluted earnings per share resulted from the increased number of shares outstanding due to the exercise of warrants in December 1998. Reference should be made to Note F. regarding the computation of earnings per common share.

During the first quarter of 1999, the Company recorded $45,000 in provision for loan losses, compared to $39,000 during the first quarter of 1998. During the first quarter of 1999, the Company had net charge-offs of $82,000 compared to net recoveries of $40,000 during the first quarter of 1998. The allowance for loan losses was 2.2% of loans at March 31, 1999, compared with 2.5% for the same period in 1998.

The Company's annualized return on average assets was 1.34% for the first quarter of 1999, compared to 1.29% for the first quarter of 1998. Annualized return on average equity was 6.40% for the first quarter of 1999 and 10.80% for the same period in 1998. The decline in return on average equity was the result of a $26.9 million increase in equity, due to the exercise of the warrants, at March 31, 1999, compared with the same period in 1998.

The Company's non-performing assets were $532,000 at March 31, 1999, compared to $559,000 at March 31, 1998 and $460,000 December 31, 1998. Total loans, net of unearned income, were $162.2 million at March 31, 1999, an increase of $35.9 million or 28.4% from March 31, 1998 and an increase of $9.5 million, or 6.2%, from December 31, 1998.

The Company's average equity to average assets ratio, excluding other comprehensive income, was 20.9% during the first quarter of 1999 compared to 12.0% for the same period in 1998. The Company recorded quarterly dividends of $.07 per share during the first quarter of 1999 and announced a dividend of $.13 per share to be paid in the second quarter of 1999. In the first quarter of 1998, the Company recorded a quarterly dividend of $.06 per share.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income after provision for loan losses increased 25.2% in the first quarter of 1999 compared to the same period in 1998. This increase reflects a $346,000, or 8.6%, increase in interest income, and a $162,000, or 8.0%, decrease in total interest expense. Net interest income before provision for loan losses increased $508,000 to $2.5 million in the first quarter of 1999 compared to $2.0 million for the same period in 1998. The increase in net interest income resulted from a $36.5 million, or 18.8%, increase in the volume of average earning assets which was partially offset by a decrease of 66 basis points in the average rate earned on those assets. Further impacting net interest income was the change in mix and rate on interest bearing liabilities. These liabilities increased $13.1 million, or 8.1%, while the average rate paid on interest bearing liabilities decreased 75 basis points in the first quarter of 1999 compared to the same period in 1998. The significant decline in rates paid on interest bearing liabilities resulted from a lower interest rate environment coupled with the Company's ability to be less aggressive in the rates paid on interest bearing deposits due to its increased capital and additional banking locations which make the Bank more convenient to a larger number of customers. The increase in the volume of average earning assets may be attributed to a $28.7 million increase in average loans outstanding, a $1.9 million increase in average investments and a $4.3 increase in average federal funds sold. This shift in the mix of total earning assets which reflected the highest growth in average loan outstandings, the Company's highest yielding asset, contributed to the overall improvement in net interest income. Average loans represented 65.8% of average earning assets in the first quarter of 1999 compared to 63.4% for the same period in 1998 while average investments represented 29.7% of average earning assets in the first quarter of 1999 compared to 33.5% for the first quarter of 1998. Net interest income was further impacted by a shift in the mix of interest bearing liabilities. The volume of money market accounts increased $14.8 million, or 20.3%, NOW accounts increased $4.2 million, or 43.3%, certificates of deposit $100,000 or greater increased $.7 million, or 2.4%, and Federal Home Loan Bank and other borrowings increased $.7 million, or 4.8% while certificates of deposit less than $100,000 declined $7.4, or 21.9%. This shift in the mix of the Company's deposit products from a higher rate certificate of deposit to lower rate money market and NOW accounts reflects the success of the expansion into the Green Hills and Brentwood market as well as the Company's mobile branches. The decline in average rate paid on interest bearing liabilities was the result of the decline of 29 basis points on NOW accounts, 70 basis points on money market accounts, 47 basis points on certificates of deposit less than $100,000, 65 basis points on certificates of deposit $100,000 or greater and 85 basis points on Federal Home Loan Bank and other borrowings.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.43% and 4.17% for the quarters ended March 31, 1999 and 1998, respectively. Fluctuations in net interest margins are also affected by differences in the interest rate sensitivity of the Company's earning assets and interest bearing liabilities.

NON-INTEREST INCOME

Non-interest income was $621,000 for the first quarter of 1999 reflecting an increase of $325,000, or 109.8%, from the $296,000 reported for the same period in 1998. Non-interest income during the first quarter of 1999 was positively impacted by the decision to restructure how investment services were offered by discontinuing most traditional trust services and redirecting efforts to an expanded investment services department provided in conjunction with LM Financial Partners, Inc. This expansion impacted both non-interest income and non-interest expense. During the first quarter of 1999 compared with the same period in 1998, investment center income increased $295,000 while trust department income decreased $28,000. Non-interest income also reflected an increase of $80,000, or 64.0%, in service fee income, primarily as a result of increased volume and an increase in the fees charged on NSF checks and overdrafts.

NON-INTEREST EXPENSE

Total non-interest expense increased $591,000 during the first quarter of 1999 compared to the same period in 1998. Salaries and employee benefits increased $364,000 with $227,000 of this increase attributable to the Company's expansion of its investment services area in conjunction with LM Financial Partners, Inc., and $50,000 attributable to the opening of its Brentwood Office and preparation for opening its Hendersonville location. Other increases in salary and benefits were the result of staff expansions in the commercial lending and bank operations and technology areas. Occupancy expense increased $90,000 in the first quarter of 1999 compared to the same period in 1998, primarily due to the Company having established an office in Brentwood. Audit tax and accounting expense increased $17,000 during the first quarter of 1999 compared to the same period in 1998 as the Company engaged outside accountants to review financial information and prepare proformas in conjunction with its analysis of strategic expansions. Other operating expenses increased $119,000 during the first quarter of 1999 compared to the same period in 1998 as a result of growth throughout the Company. Non-interest expense, other than salaries and employee benefits, increased $227,000, or 38.3% during the first quarter of 1999 compared to same period in 1998 while total assets increased $42.3 million at March 31, 1999 compared to March 31, 1998.

The Company plans further expansions in 1999 that will impact non-interest expense in future periods. The Hendersonville location opened in late April, 1999 and the Company's Board of Directors approved the purchase of a majority interest in a locally owned leasing company which is planned for the second quarter of 1999. Strategic growth plans include the expansion of the Company's investment services area offered in conjunction with LM Financial Partners, Inc. and the Company's commercial lending activities. These expansions will result in increased expense in other support areas, but should also have a positive impact on interest income and non-interest income. It is expected that the Company's non-interest expense will increase slightly during the remainder of 1999 due to expenses related to Year 2000. The costs related to this project had been projected and are not expected to exceed $135,000 during 1999. A more detailed discussion of Year 2000 issues is presented under the caption, "Non-Performing Assets and Risk Elements". It should be noted that economic conditions and other factors in the market could further impact non-interest expense.

INCOME TAXES

During the first quarter of 1999, the Company recorded provision for income taxes of $471,000 compared to $400,000 during the same period in 1998. The increase in provision for income taxes was the result of increased earnings. Reference should be made to note E of the financial statement.

NON-PERFORMING ASSETS

Non-performing assets, which include non-accrual loans, restructured loans and other real estate owned, were $532,000 at March 31, 1999, an increase of $72,000 from $460,000 at December 31, 1998 and a decrease of $27,000 from the $559,000 reported at March 31, 1998. The Company maintains an allowance for possible loan losses at a level which, in management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of the reporting period. Consideration in establishing the allowance include historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans, the level of non-performing assets and current and forecasted economic conditions. In the first quarter of 1999, the Company recorded $45,000 in expense for provision for loan losses compared with $39,000 for the same period in 1998. Provisions for loan losses were deemed appropriate due to growth in the loan portfolio and increased charge-offs. Net charge-offs during the first quarter of 1999 were $82,000 compared to net recoveries of $40,000 in the first quarter of 1998. Subsequent to March 31, 1999 the

Company has had recoveries of approximately $500,000 and anticipates other large recoveries. These significant recoveries will impact management's decisions on future provision expense. There were no loans 90 days or more past due and still accruing interest at March 31, 1999 or 1998. Potential problem loans at March 31, 1999 totaled approximately $225,000 compared with $664,000 at March 31, 1998, and $256,000 at December 31, 1998. Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have serious doubts as to the ability of the borrower to fully comply with present repayment terms. Depending on economic changes and future events, these loans and others, which may not be presently identified, could become future non-performing assets. The composition of non-performing assets at March 31, 1999, was 90.2% in non-accrual loans and 9.8% in other real estate owned. This compares to 100% in non-accrual loans at March 31, 1998 and 88.7% in non-accrual loans and 11.3% in other real estate owned at December 31, 1998. The allowance for loan losses was $3.6 million at March 31, 1999, compared with $3.2 million at March 31, 1998, and $3.6 million at December 31, 1998. The level of the allowance for loan losses is monitored regularly by management and the Company for the Directors. The level of this allowance and the amount of the provision are determined on a quarter by quarter basis, and, given the inherent uncertainties involved in the estimation process, no assurance can be given as to the amount of the allowance at any future date. As of March 31, 1999 the allocated and unallocated parties of the allowance were $2.3 million and $1.3 million, respectively.

YEAR 2000

Management and the Board of Directors are continuing their emphasis on the Year 2000 having implemented a comprehensive project plan, adopted a test plan, completed testing, and established contingency plans, where appropriate. Year 2000 (Y2K) represents an issue which refers to the process of converting computer programs to recognize more than two digits identifying a year in any date field. The Company recognizes the technology and financial risks to both the Company and its customers as the new millennium approaches and is taking appropriate steps as outlined in the Company's "Year 2000 Readiness Disclosure Statement" to combat these risks. The Company completed assessments of all systems and completed remediation and/or testing of most internal systems by December 31, 1998. Additional upgrades in two non-mission critical systems will be completed during the second and third quarters of 1999. The Company completed testing and upgrades of all mission critical systems prior to December 31, 1998. The software system utilized for the Company's primary core application processing is fully warranted by a financially strong, publicly traded company that supplies this software to over 200 financial institutions nationwide. The Company has no internally developed systems. Additionally, the Company has actively participated in proxy testing with external vendors upon whom the Company is reliant and has carefully reviewed the results of all tests to ensure these systems are Year 2000 compliant. Testing or reviewing test scripts with other external vendors on whom the Company is less dependant but with whom there is some interaction, will continue through the second quarter of 1999 with completion planned prior to June 30, 1999. The costs related to this project are not expected to exceed $135,000 in 1999 and have been considered in the Company's budget process. In addition to testing, renovating and/or replacing systems, as appropriate, the Company is cognizant of the potential impact of Y2K on its borrowing customers and large depositors and has, therefore, established a system for monitoring the Y2K compliance of these customers. The Company has also assessed its investment portfolio relative to Y2K risk exposure. The portfolio consists primarily of securities guaranteed by agencies of the federal government. These agencies are required to be Y2K compliant. Approximately $1.3 million of debt securities are issued by municipalities. Y2K questionnaires were sent to these issuers and satisfactory responses have been received. Additionally, the Company's Y2K task force has established a date of June 30, 1999 on which no further changes will be made to technology systems except if necessary due to changes in regulatory requirements. Both a contingency and liquidity plan have been prepared and will be implemented, as appropriate, during 1999 to ensure the Company is well prepared to serve its customers. In an effort to communicate with customers, the Company has published and distributed a "Year 2000 Readiness Disclosure Statement" in addition to a series of newsletter articles. Y2K credit risk continues to be assessed on all loans above a pre-determined amount, Y2K language is being incorporated into contracts and loan agreements, and the Company continues to educate all officers and staff to be attuned to the potential risks associated with the Year 2000. Management and the Board of Directors remain committed to ensuring that the Company's customers and shareholders will not be impacted by the Y2K issue.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial movement in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. At least quarterly, the Asset Liability Committee
(ALCO) of the Board of Directors reviews interest rate risk considering results compared to policy, current rate and economic outlook, loan and deposit demand levels, pricing and maturity of assets and liabilities, impact on net interest income under varying rate scenarios, regulatory developments, comparison of modified duration of both assets and liabilities as well as any appropriate strategies to counteract adverse interest rate projections. The Company's imbalance between the duration of assets and liabilities is limited to under one year and generally should not exceed one-half year. One measure of the Company's exposure to changes in interest rates between assets and liabilities is shown in the Company's March 31, 1999 gap table below:

                                                          Expected Repricing or Maturity Date
                                     -----------------------------------------------------------------------------
                                       Within              One              Two            After
                                        One              to Two            to Five          Five
(Dollars In Thousands)                  Year              Years             Years           Year            Total
------------------------------------------------------------------------------------------------------------------

Assets
   Debt and equity securities        $  14,668          $ 29,953          $28,982         $   921         $ 74,524
   Average rate                           6.77%             6.37%            6.52%           6.70%            6.51%
   Net interest-earning loans          113,627             6,981           21,263          20,306          162,177
   Average rate                           8.16%             8.88%            8.45%           8.11%            8.22%
   Other                                   111                --               --              --              111
   Average rate                           4.73%               --               --              --             4.73%
------------------------------------------------------------------------------------------------------------------

Total interest-bearing assets          128,406            36,934           50,245          21,227          236,812
Liabilities
   Deposits                            148,432             4,286            2,153               3          154,874
   Average rate                           4.21%             5.62%            5.67%           4.95%            4.27%
   Federal Home Loan
   Bank borrowings                      14,500                --               --              --           14,500
   Average rate                           4.74%               --               --              --             4.74%
   Federal funds purchased               9,000                --               --              --            9,000
   Average rate                           5.20%               --               --              --             5.20%
------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                          171,932             4,286            2,153               3          178,374
------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap        $ (43,526)         $ 32,648          $48,092         $21,224
------------------------------------------------------------------------------------------------------------------

Cumulative interest rate
  sensitivity gap                    $ (43,526)         $(10,878)         $37,214         $58,438
------------------------------------------------------------------------------------------------------------------

Management recommends appropriate levels of interest rate risk to be assumed within limits approved by the Board of Directors regarding the maximum fluctuations acceptable in the market value of equity and in earnings, assuming sudden rate movements (rising or falling) up to 200 basis points. The Company's policy establishes a maximum change in annual pre-tax net interest income with a 200 basis point change in rates to 10% while establishing a maximum change allowable in pre-tax market value of equity to 12% in the same assumed rate environment. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital while structuring the Company's assets and liabilities to obtain the maximum yield-cost spread. The Company relies primarily on its asset liability structure to control interest rate risk. Based on March 31, 1999 financial statements, a 200 basis point change in rates would produce net interest income variations of a 7.8% decrease assuming rising rates and a 5.9% increase assuming falling rates. Additionally, the 200 basis point rate shock would produce changes in the market value of equity of a decrease of 10.5% assuming rising rates and 10.1% increase assuming falling rates.

BALANCE SHEET

The Company's total assets at March 31, 1999, were $249.4 million, an increase of $11.2 million, or 4.7%, from $238.2 million at December 31, 1998. This increase was the result of a $9.5 million increase in total loans, $2.9 million increase in investment securities, $.4 million increase in premises and equipment and $.2 million increase in accrued interest and other assets. These increases were slightly offset by a $1.8 million decrease in cash and balances with banks. The growth in loans and investment securities reflect the Company's effort to more effectively deploy additional capital received in late 1998. The Company is employing additional commercial lenders to increase loan volume while maintaining its focus on credit quality as a part of its internal growth strategy.

Total deposits at March 31, 1999, were $172.4 million, an increase of $9.9 million, or 6.1%, from $162.6 million at December 31, 1998. The increase in deposits was comprised of a $14.7 million increase in money market accounts and a $.2 million increase in NOW accounts. These increases were partially offset by decreases of $2.2 million in time certificates $100,000 or greater, $2.4 million in time certificates less than $100,000 and $.4 million in non-interest bearing demand deposits. The increase in money market accounts was primarily the result of a significant increase in the balances on accounts of a few large commercial customers.

Shareholder's equity, net of other comprehensive increased $311,000 to $51.5 million at March 31, 1999, from $51.2 million at December 31, 1998. The Company recorded a dividend payment of $295,000 during the first quarter of 1999 compared with $132,000 for the same period in 1998. The increased dividend payment reflected a $.01 per share increase in the dividend declared and the increased number of shares outstanding which resulted from warrants exercised during December 1998. Unrealized gains on securities available for sale, net of income taxes, were $241,000 at March 31, 1999, compared to $340,000 at December 31, 1998.

CAPITAL ADEQUACY AND LIQUIDITY

The Company experienced a material change in its capital structure in December 1998 as 2.0 million warrants, each representing the right to acquire a common share of stock at a price of $12.50, were exercised resulting in the addition of $25.0 million in new equity capital. All warrants had an expiration date of December 31, 1998 and there are no remaining warrants outstanding. Management and the Board of Directors had recognized potential for this capital and implemented short-term strategies to utilize capital in late December, 1998 and early in the first quarter of 1999. The Company employed Dorland & Associates to assist management in the evaluation of potential long-term strategies to more effectively deploy this additional capital. During the first quarter of 1999, the Company created a title agency through a joint venture with Mooreland Title Company, LLC of Brentwood, Tennessee and approved the proposed purchase of a majority interest in a locally owned leasing company as well as continued its plan to open a Hendersonville location in the second quarter of 1999. In addition to these items, the Company began implementation during the first quarter of 1999 of its internal growth plan by expanding its lending capabilities through the addition of loan officers with experience in the local market area. In March of 1999, the Board of Directors approved the repurchase of up to 400,000 shares of the Company's stock. As of March 31, 1999, 10,000 shares had been repurchased by the Company. The evaluation and implementation of appropriate longer-term business opportunities are expected to continue throughout the remainder of 1999.

Shareholders' equity (excluding other comprehensive income) at March 31, 1999, was $51.2 million, or 20.5% of total assets, which compares with $24.3 million, or 11.7% at March 31, 1998 and $50.8 million, or 21.3% of total assets at December 31, 1998. This calculation, when considered after the effect of the Company's adoption of statement of financial accounting standards (SFAS) No. 115, was $51.5 million, or 20.6%, at March 31, 1999, which compares with $24.6 million, or 11.9%, at March 31, 1998 and $51.2 million, or 21.5%, of total assets at December 31, 1998. The increase in total equity during the first quarter of 1999 primarily resulted from quarterly earnings net of dividend paid and a decrease of $99,000 in the unrealized gain on securities available for sale at March 31, 1999, compared with year end 1998. Certain capital statistics are shown in the following chart:

                                                                       March 31,               December 31,
                 Capital Statistics                                      1999                      1998
                 ------------------                                    ---------               ------------

         Total Assets                                                   $249,428                  $238,185

         Total Shareholders' Equity                                       51,482                    51,171

         Total Shareholders' Equity To Total Assets                        20.6%                      21.5%

While, in the past, the Company's capital ratios have exceeded all regulatory requirements, currently its ratios indicate a significant amount of excess capital based on industry standards and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") minimum ratios, resulting from the addition of $25 million in new capital which occurred during 1998. The Company reported dividend payments of $295,000 during the first quarter of 1999 compared with $132,000 for the same period in 1998. Each quarterly dividend payment made in 1998 was $.06 per share. The Company announced an increase in the quarterly dividend payment per share of $.01 to $.07 per share for the dividend paid in the first quarter of 1999 and has subsequently announced an increase of $.06 additional per share to $.13 per share for the dividend to be paid in the second quarter of 1999. It should be noted that the increases in the dividend payment amount per share combined with approximately 2.0 million additional shares outstanding in 1999 will significantly increase the total amount of dividend payments. At March 31, 1999, the Company's primary and total capital ratios to adjusted assets were both 22.2%, while its total risk based capital ratio was 29.4%. These ratios compare to primary and total capital ratios to adjusted assets of 24.3% at December 31, 1998 and a risk based capital ratio at December 31, 1998 of 31.6%. Federal Deposit Insurance Corporation Improvement Act minimum primary and total capital ratios for "well capitalized" banks are 4% and 8%, respectively.

The Company's principal sources of asset liquidity are marketable securities available for sale and federal funds sold, as well as maturities of securities. The estimated average maturity of securities was 5.3 years at March 31, 1999, compared to 7.0 at December 31, 1998. At March 31, 1999 and December 31, 1998, all securities were held as available for sale. Securities available for sale were $74.5 million at March 31, 1999, compared to $71.7 million at December 31, 1998. The Company had no federal funds sold at either March 31, 1999 or December 31, 1998. Core deposits, a relatively stable funding base, comprised 82.6% of total deposits at March 31, 1999, and 80.20% at December 31, 1998. Core deposits represent total deposits excluding time certificates of $100,000 or greater.

                                     PART II

                                OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                                    Description
-----------              ------------------------------------------------------

  11                     Statement regarding computation of earnings per share.

  27                     Financial Data Schedule (for SEC use only)


(B) The following reports on Form 8-K were filed during the quarter ended March 31, 1999.

                  January 5, 1999 announcing the purchase of 222,000 shares of American Growth Finance, Inc. Convertible Preferred Stock.

                  January 7, 1999 announcing that 1,752,992 warrants to acquire an equal number of common shares were exercised during the fourth quarter of 1998.

                  March 26, 1999 announcing the Board of Directors authorization of a share repurchase of up to 400,000 shares.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              COMMUNITY FINANCIAL GROUP, INC.
                                              -------------------------------
                                                         Registrant



May 13, 1999                                  /s/ Mack S. Linebaugh, Jr.
------------                                  -------------------------------
Date                                          Mack S. Linebaugh, Jr.
                                              President, Chairman of the Board,
                                              Chief Executive Officer and
                                              Chief Financial Officer