Form 10-Q
period 1999-06-30
COMMUNITY FINANCIAL GROUP INC
filed 1999-08-16
CIK 852677

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---    of 1934

       For the quarterly period ended             June 30, 1999
                                      -----------------------------------------

Commission File Number:    0-28496
                       --------------------------------------------------------
                           Community Financial Group, Inc.
-------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

Tennessee                                                   62-1626938
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  401 Church Street, Nashville, Tennessee                       37219-2213
-------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

        (615) 271-2000    (Registrant's telephone number, including area code)
-------------------------

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

            Common shares outstanding 3,993,530 as of August 4, 1999.

                                     PART I

                              FINANCIAL INFORMATION


                                                                            Page(s)
                                                                            -------
ITEM 1.      FINANCIAL STATEMENTS

         -   Consolidated Balance Sheets - June 30, 1999 and
             December 31, 1998...........................................      1

         -   Consolidated Statements of Shareholders' Equity and Other
             Comprehensive Income - Six Months Ended June 30, 1998
             and 1999....................................................      2

         -   Consolidated Statements of Income - Three and Six  Months
             Ended June 30, 1999 and 1998................................      3

         -   Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 1999 and 1998................................   4 - 5

         -   Notes to Consolidated Financial Statements - June
             30, 1999....................................................   6 - 8


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.........................   9 - 17


                                     PART II

                                OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................  18 - 20


                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         June 30,      December 31,
                                    ASSETS                                1999            1998
                                                                          ----            ----


Cash and due from banks                                                 $   9,616      $  13,243
Federal funds sold                                                         29,500             --
Securities available for sale (amortized cost $59,345 in 1999
   and $71,113 in 1998)                                                    58,627         71,662
Loans (net of unearned income of $1,758 in 1999
   and $295 in 1998):
   Commercial                                                              59,848         51,970
   Real estate - mortgage loans                                            90,381         79,455
   Real estate - construction loans                                        18,267         14,667
   Consumer                                                                 6,595          6,583
   Leases                                                                   5,759             --
                                                                        ---------      ---------
   Loans, net of unearned income                                          180,850        152,675
   Less allowance for loan losses                                          (3,859)        (3,646)
                                                                        ---------      ---------

          Total Net Loans                                                 176,991        149,029
                                                                        ---------      ---------

Premises and equipment, net                                                 3,524          2,726
Accrued interest and other assets                                           2,256          1,525
                                                                        ---------      ---------

          Total Assets                                                  $ 280,514      $ 238,185
                                                                        =========      =========


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing demand deposits                                    $  19,654      $  17,980
Interest-bearing deposits:
   NOW accounts                                                            11,967         13,368
   Money market accounts                                                  113,714         71,263
   Time certificates less than $100,000                                    36,810         27,757
   Time certificates $100,000 and greater                                  33,148         32,185
                                                                        ---------      ---------
          Total Deposits                                                  215,293        162,553
                                                                        ---------      ---------

Federal Home Loan Bank borrowings                                          14,500         14,500
Federal funds purchased                                                        --          8,000
Accounts payable and accrued liabilities                                    1,902          1,961
                                                                        ---------      ---------
         Total Liabilities                                                231,695        187,014
                                                                        ---------      ---------

Commitments and contingencies (Note G)                                         --             --

Shareholders' equity:
   Common stock, $6 par value; authorized 50,000,000 shares;
     issued and outstanding shares, 4,046,898 in 1999 and
     4,216,531 in 1998                                                     24,281         25,299
   Additional paid-in capital                                              18,453         19,773
   Retained earnings                                                        6,530          5,759
   Accumulated other comprehensive income(loss)                              (445)           340
                                                                        ---------      ---------
        Total Shareholders' Equity                                         48,819         51,171
                                                                        ---------      ---------

        Total Liabilities and Shareholders' Equity                      $ 280,514      $ 238,185
                                                                        =========      =========


         See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER
                              COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                       Accumulated
                                                               Additional                 Other
                                                   Common       Paid-In      Retained  Comprehensive
                                                   Stock        Capital      Earnings  Income(loss)    Total
                                                   -----        -------      --------  ------------    -----

 Balance, January 1, 1998                        $ 13,275      $  6,736      $ 3,747      $ 294      $ 24,052

 Comprehensive income:
    Net income                                         --            --        1,229         --
    Change in unrealized gain on securities
      available for sale                               --            --           --        (72)
          Total comprehensive income                   --            --           --         --         1,157

 Issuance of common stock - (217,259 shares)        1,303         1,417           --         --         2,720

 Cash dividends - $.12 per share                       --            --         (269)        --          (269)
                                                 --------      --------      -------      -----      --------

 Balance, June 30, 1998                          $ 14,578      $  8,153      $ 4,707      $ 222      $ 27,660
                                                 ========      ========      =======      =====      ========

 Balance, January 1, 1999                        $ 25,299      $ 19,773      $ 5,759      $ 340      $ 51,171

 Comprehensive income:
    Net income                                         --            --        1,615         --
    Change in unrealized gain on securities
      available for sale                               --            --           --       (785)
          Total comprehensive income                   --            --           --         --           830

 Issuance of common stock - (5,867 shares)             35            38           --         --            73

 Repurchase of common stock (175,500 shares)       (1,053)       (1,358)          --         --        (2,411)

 Cash dividends - $.20 per share                       --            --         (844)        --          (844)
                                                 --------      --------      -------      -----      --------

 Balance, June 30, 1999                          $ 24,281      $ 18,453      $ 6,530      $(445)     $ 48,819
                                                 ========      ========      =======      =====      ========





          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                         --------------------------      --------------------------
                                                            1999             1998            1999            1998
                                                            ----             ----            ----            ----

Interest income:
  Interest and fees on loans                            $     3,706      $    3,049     $     6,957      $    5,935
  Interest on federal funds sold                                  8             113             127             190
  Interest on balances in banks                                   1               1              12               3
  Interest on securities:
     U.S. Treasury securities                                    --              22              --              54
     Other U.S. government agency obligations                 1,008             886           1,965           1,897
     States and political subdivisions                           15              16              31              26
     Other securities                                            65              45             103              73
                                                        -----------      ----------     -----------      ----------
         Total interest income                                4,803           4,132           9,195           8,178
                                                        -----------      ----------     -----------      ----------

Interest expense:
  Interest bearing demand deposits                              885           1,011           1,818           1,908
  Savings and time deposits less than $100,000                  348             459             694             941
  Time deposits $100,000 and over                               344             411             735             841
  Interest on Federal Home Loan Bank borrowings                 191             181             366             387
  Federal funds purchased                                       145               1             156               4
                                                        -----------      ----------     -----------      ----------
         Total interest expense                               1,913           2,063           3,769           4,081
                                                        -----------      ----------     -----------      ----------
Net interest income                                           2,890           2,069           5,426           4,097
Provision for loan losses                                         3              39              48              78
                                                        -----------      ----------     -----------      ----------

Net interest income after provision for loan losses           2,887           2,030           5,378           4,019
Non-interest income:
  Service fee income                                            205             133             410             258
  Trust income                                                    1              39              13              79
  Investment Center income                                      321              64             642              90
  (Loss)gain on sale of securities                               (5)             52              (5)             52
  Other                                                          87              71             170             176
                                                        -----------      ----------     -----------      ----------
         Total non-interest income                              609             359           1,230             655
                                                        -----------      ----------     -----------      ----------

Non-interest expense:
  Salaries and employee benefits                              1,105             742           2,122           1,395
  Occupancy expense                                             331             198             607             384
  Advertising                                                   121              23             149              46
  Audit, tax and accounting                                      70              47             134              94
  Data processing expense                                        41              49              86              93
  Other operating expenses                                      494             385             900             677
                                                        -----------      ----------     -----------      ----------
         Total non-interest expense                           2,162           1,444           3,998           2,689
                                                        -----------      ----------     -----------      ----------

Income before income taxes                                    1,334             945           2,610           1,985
Provision for income taxes                                      524             356             995             756
                                                        -----------      ----------     -----------      ----------
Net income                                              $       810      $      589     $     1,615      $    1,229
                                                        ===========      ==========     ===========      ==========

Net income per share
  Basic                                                 $      0.20      $     0.25     $       .39      $      .54
                                                        ===========      ==========     ===========      ==========
  Diluted                                               $      0.19      $     0.17     $       .38      $      .39
                                                        ===========      ==========     ===========      ==========
Weighted average common shares outstanding
  Basic                                                   4,126,769       2,362,790       4,172,282       2,288,329
                                                        ===========      ==========     ===========      ==========
  Diluted                                                 4,178,208       3,413,865       4,214,723       3,140,337
                                                        ===========      ==========     ===========      ==========



          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                           1999            1998
                                                                           ----            ----

Cash flows from operating activities:
   Interest received                                                     $  9,138        $  8,186
   Fees received                                                            1,230             655
   Interest paid                                                           (4,017)         (4,573)
   Cash paid to suppliers and associates                                   (4,882)         (3,000)
                                                                         --------        --------
        Net cash provided by operating activities                           1,469           1,268
                                                                         --------        --------
Cash flows from investing activities:
   Maturities of securities available for sale                             43,650          18,753
   Sales of securities available for sale                                   8,203           3,060
   Purchases of securities available for sale                             (40,028)        (13,005)
   Purchases of leases                                                     (5,970)             --
   Loans originated by customers, net                                     (21,944)        (10,150)
   Purchases of premises and equipment                                     (1,065)           (798)
                                                                         --------        --------
        Net cash used by investing activities                             (17,154)         (2,140)
                                                                         --------        --------

Cash flows from financing activities:
   Net increase in demand deposits, NOW, and money market accounts         42,724           9,623
   Net increase (decrease) in certificates of deposit                      10,016          (6,993)
   Payments to Federal Home Loan Bank                                          --          (5,000)
   Proceeds from issuance of common stock                                      73           2,720
   Re-purchase of common stock                                             (2,411)             --
   Cash dividends paid                                                       (844)           (269)
                                                                         --------        --------
        Net cash provided by financing activities                          49,558              81
                                                                         --------        --------

Net increase (decrease) in cash and cash equivalents                       33,873            (791)

Cash and cash equivalents - beginning of period                             5,243          16,591
                                                                         --------        --------

Cash and cash equivalents - end of period                                $ 39,116        $ 15,800
                                                                         ========        ========




          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                            1999         1998
                                                                            ----         ----
Reconciliation of net income to net cash provided by
  operating activities:

Net income                                                                $ 1,615       $ 1,229
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                              292           183
   Provision for loan losses                                                   48            78
   Provision for deferred taxes                                              (107)          (13)
   Gain on sale of foreclosed assets                                           (7)          (20)
     Loss(gain) on sale of securities                                           5           (52)
   Stock dividend income                                                      (86)          (55)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest and other assets                (536)          361
     Increase (decrease) in accounts payable and accrued liabilities          245          (443)
                                                                          -------       -------

           Net cash provided by operating activities                      $ 1,469       $ 1,268
                                                                          =======       =======

Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain on securities available for
     sale, net of tax                                                     $  (785)      $   (72)
                                                                          =======       =======

Cash paid for:
   Income taxes                                                           $ 1,136       $   691
                                                                          =======       =======




          See accompanying notes to consolidated financial statements.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

A.       HOLDING COMPANY INFORMATION AND PRINCIPLES OF CONSOLIDATION

         Community Financial Group, Inc. (CFGI), a Tennessee corporation, is a bank holding company operating according to federal bank holding company law. Its wholly owned subsidiary is The Bank of Nashville (The
         Bank).

         The accompanying unaudited consolidated financial statements include the accounts of CFGI and The Bank. The operations of CFGI and The Bank are collectively referred herein as the Company. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with general practices within the banking industry and generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of interim results have been included.

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

B.       JOINT VENTURE AND BUSINESS COMBINATIONS

         In April, 1999, The Bank formed TBON-Mooreland Joint Venture, LLC. The new company, a joint venture of The Bank and Mooreland Title Company, LLC, will provide title services with in the office of Mooreland Title. This new title agency has the ability to underwrite title insurance on most real estate loan transactions. The Bank owns 100% of the title agency and participates in a revenue sharing agreement with Mooreland for 50% of the revenue.

         On June 18, 1999 The Bank of Nashville acquired 80% ownership in Machinery Leasing Company of North America, Inc. for $1.3 million in cash. The transaction has been accounted for using the purchase method of accounting and closed in June 1999. The primary asset acquired was the equipment lease portfolio of approximately $6.0 million. The total premium and goodwill recorded in the transaction was $676,000. During the quarter and six month period ended June 30, 1999 approximately $13,000 in amortization expense was recorded.

C.       SECURITIES

         Securities with an aggregate fair market value of $32.5 million at June 30, 1999, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

D.    ALLOWANCE FOR LOAN LOSSES

      An analysis of the changes in the allowance for loan losses follows (in thousands):


                                             Three Months Ended    Six Months Ended
                                                June 30, 1999        June 30, 1999
                                                 ------------        -------------

      Balance, beginning of period               $  3,609              $  3,646
      Provision charged to operations                   3                    48
      Allowance of purchased subsidiary                92                    92
      Loans charged off                              (363)                 (508)
      Recoveries                                      518                   581
                                                 --------              --------
      Balance, end of period                     $  3,859              $  3,859
                                                 ========              ========
      Allowance ratios are as follows:
        Balance, to loans outstanding end of
          period                                     2.13%                 2.13%
        Net recoveries to average loans               .09%                  .05%

E.    INCOME TAXES

      Actual income tax expense for the three and six months ended June 30, 1999 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows (in thousands):

                                                Three Months Ended   Six Months Ended
                                                   June 30, 1999       June 30, 1999
                                                   -------------       -------------
      Computed "expected" tax expense                  $  454            $   887
      State tax expense, net of federal benefit            53                104
      Other                                                17                  4
                                                       ------            -------

               Total Income Tax Expense                $  524            $   995
                                                       ======            =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and December 31, 1998, are presented below (in thousands):


                                                             June 30,   December 31,
                                                              1999         1998
                                                              ----         ----
      Deferred tax assets:
        Unrealized loss on securities available for sale    $   273     $    --
        Deferred fees, principally due to timing
          differences in the recognition of income              209         141
        Other                                                    11           4
                                                            -------     -------
           Total gross deferred tax assets                      494         145
                                                            -------     -------

      Deferred tax liabilities:
        Discount on securities deferred for tax purposes        (99)       (130)
        Unrealized gain on securities available for sale         --        (209)
        Loans, principally due to provision for
          loan losses                                          (109)       (126)
        Other                                                   (97)        (80)
                                                            -------     -------
           Total gross deferred tax liabilities                (305)       (545)
                                                            -------     -------

      Net deferred tax asset (liabilities)                  $   189     $  (400)
                                                            =======     -======

                 COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

F.    SHAREHOLDERS' EQUITY

      The Company had outstanding stock options totaling 248,177 and 142,627 shares at June 30, 1999 and December 31, 1998, respectively. The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share.


                                          Three Months Ended June 30,            Six Months Ended June 30,
                                          ---------------------------            -------------------------
                                            1999              1998              1999                   1998
                                            ----              ----              ----                   ----
      Net income available to
        common shareholders:             $  810,000       $   589,000        $1,615,000             $1,229,000
                                         ==========       ===========        ==========             ==========

      Weighted average common
        shares outstanding basic          4,126,769         2,362,790         4,172,282              2,288,329

      Dilutive effect of
             Options                         51,439            48,859            42,441                 45,093
             Warrants                            --         1,002,216                --                806,915
                                         ----------       -----------        ----------             ----------

      Weighted average common shares
        outstanding diluted               4,178,208         3,413,865         4,214,723              3,140,337
                                         ==========       ===========        ==========             ==========

      Antidilutive warrants                      --                --                --                     --
                                         ==========       ===========        ==========             ==========

      Net income per share:
             Basic                       $      .20       $       .25        $      .39             $      .54
             Diluted                     $      .19       $       .17        $      .38             $      .39


      There was a significant change in the capital structure of the Company in 1998 as 1,996,807 warrants, each representing the right to acquire a common share at a price of $12.50 were exercised. The warrants had an expiration date of December 31, 1998 and all unexercised warrants expired.

      Accumulated other comprehensive income consists solely of the unrealized gain or loss on securities available for sale net of the income tax effect.

G.    COMMITMENTS AND CONTINGENCIES

      In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At June 30, 1999 and December 31, 1998, the Company had unfunded commitments to extend credit totaling $67.8 and $58.2 million. Additionally, the Company had standby letters of credit of $3.8 and $4.8 million as of June 30, 1999 and December 31, 1998, respectively.

      The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three and six month periods ended June 30, 1999, totaled approximately $3,812,000 and $4,158,000, respectively. The required balance at June 30, 1999 was $2,754,000.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Community Financial Group, Inc. (CFGI), is a bank holding company and owns The Bank of Nashville (The Bank), TBON-Mooreland Joint Venture, LLC and a majority interest in The Bank's subsidiary, Machinery Leasing Company of North America, Inc., all of which are collectively referred to as the Company. The following discussion compares the Company's financial condition at June 30, 1999 and December 31, 1998, and results of operations for the three month and six month periods ended June 30, 1999, compared with the same periods in 1998. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should also be made to the Company's 1998 Annual Report for a more complete discussion of factors that impact the results of the operations, liquidity and capital. To the extent that statements in this discussion relate to the plans, objectives, or future performance of the Company, these statements may be deemed to be forward looking statements within the meaning of the Private Security Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results of future periods may differ materially from those currently expected due to various risks and uncertainties.

During the second quarter of 1999, The Bank acquired an 80% interest in Machinery Leasing Company of North America, Inc. The transaction was accounted for using the purchase method of accounting. The purchase of a majority interest in Machinery Leasing Company of North America, Inc. which was effective June 1, 1999, adds an additional line of business for the Company. Machinery Leasing of North America Inc., dba BON Leasing, is a well established leasing company with an existing lease portfolio of approximately $5,000,000 and its management has extensive experience in the leasing field. This acquisition should contribute to The Bank's profits and provide an additional financing alternative to existing customers and prospects that prefer to lease rather than purchase equipment. In April, 1999, The Bank formed TBON-Mooreland Joint Venture, LLC, a joint venture of the Bank and Mooreland Title Company, LLC of Brentwood. This new company has the ability to underwrite title insurance on most real estate loan transactions. Along with the benefit of reducing the cost of title insurance, this investment should provide an increasing source of fee income as the pace of real estate closings continues to be strong in and around the Nashville market. The Bank offers investment services through its relationship with LM Financial Partners, Inc., a subsidiary of Legg Mason Wood Walker, Inc.

The Bank has three full-service traditional branches, one located at the Glendale Center in Green Hills which opened in January, 1997, one located at Maryland Farms in Brentwood which opened in September, 1998 and the other located on Gallatin Road in Hendersonville which opened in April, 1999. Additional branch services are provided through full-service mobile branches, "Bank-on-Call", which was established in September, 1996 and which has expanded in each subsequent year. Bank-on-Call provides the convenience of "at your door" banking service to customers. Additionally, the Company has expanded its delivery systems through full-service ATMs, cash dispensers, cash management services and "Bank-on-Line" Internet banking service.

In March of 1999, the Company's Board of Directors approved the repurchase of up to 400,000 shares of the Company's stock. As of June 30, 1999, 175,500 shares of the Company's stock had been repurchased. Community Financial Group, Inc. is listed on the NASDAQ Stock Market and traded under the symbol CFGI.

PERFORMANCE OVERVIEW

For the quarter ended June 30, 1999, net income totaled $810,000, a $221,000 or 37.50% increase over the $589,000 of net income reported for the second quarter of 1998. Earnings in the second quarter of 1999 were positively impacted by income from BON Leasing, earnings on investments and income from the Company's expanded relationship with LM Financial Partners, Inc. Earnings were further impacted by increased expenses resulting from the Company having opened its Hendersonville office in April, 1999, increased advertising expense, and expenses related to the purchase of BON Leasing. Basic earnings per share were $.20 in the second quarter of 1999, down 20% from $.25 for the same period in 1998. Diluted earnings per share were $.19 in the second quarter of 1999, compared to $.17 for the same period in 1998. The decrease in basic earnings per share resulted from the increased number of shares outstanding due to the exercise of warrants in 1998. Reference should be made to Note F regarding computation of earnings per common share.

During the second quarter of 1999, the Company recorded $3,000 in provision for loan losses, compared to $39,000 during the second quarter of 1998. Despite the growth in the Company's loan portfolio, management felt it was appropriate to reduce the provision for loan losses as the Company had net recoveries of $155,000 compared to net recoveries of $71,000 for the second quarter of 1998. This increase in net recoveries and had the effect of increasing

The allowance for loan losses was 2.13% of loans at June 30, 1999, compared with 2.50% for the same period in 1998.

The Company's annualized return on average assets was 1.30% for the second quarter of 1999, compared to 1.13% for the second quarter of 1998. Annualized return on average equity was 6.48% for the second quarter of 1999 and 8.96% for the same period in 1998. The decline in return on average equity was the result a $23.6 million increase in average equity at June 30, 1999, compared with the same period in 1998. This increase in average equity resulted from the exercise of warrants during late 1998.

The Company's non-performing assets were $464,000 at June 30, 1999, compared to $739,000 at June 30, 1998 and $460,000 December 31, 1998. Total loans, net of unearned income, were $180.1 million at June 30, 1999, an increase of $47.8 million or 35.97% from June 30, 1998, and an increase of $28.2 million, or 18.45%, from December 31, 1998.

Net income for the six months ended June 30, 1999, was $1,615,000 compared with net income of $1,229,000 during the first six months of 1998. Basic earnings per share were $.39 for the six months ended June 30, 1999, down $.15 or 27.80%, from $.54 for the same period in 1998. Diluted earnings per share were $.38 for the six month period ended June 30, 1999, compared to $.39 for the same period in 1998. Net interest income increased $1,329,000, or 32.40%, during the first six months of 1999 compared with the same period in 1998. Non-interest income increased $575,000, or 87.80%, during the first six months of 1999, compared with the same period in 1998. The increase in net interest income reflected earnings on additional capital, lower cost of funds and an increase in the Company's average loans outstanding. The increase in non-interest income resulted primarily from increases in investment center income and service fee income. These increases in non-interest income were partially offset by decreases in trust income and losses on sales of securities compared to gains in 1998. Non-interest expense increased $1,309,000 during the first six months of 1999, compared to the same period in 1998. Increases in non-interest expense occurred in salaries and employee benefits, occupancy expense, advertising, audit tax and accounting and other operating expense. These increases reflected the Company's expansion in Hendersonville and in its investment center operations as well as the purchase of a majority interest in Machinery Leasing Company of North America, Inc. (BON Leasing). It is expected that non-interest expense will continue to increase in future periods as the Company implements its strategic plan to expand its banking services and to enter related lines of business, as appropriate. The Company's annualized return on average assets was 1.32% for the six months ended June 30, 1999, and 1.21% for the same period in 1998. Annualized return on average equity was 6.42% for the first six months of 1999, compared with 9.84% for the same period in 1998. The decline in annualized return on average equity reflected the Company's increased equity that resulted from the exercise of warrants during 1998.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income before provision for loan losses for the second quarter of 1999 was $2.9 million, an increase of $.8 million or 39.70% compared to the second quarter in 1998. The increase in net interest income resulted from a 19.20% increase in the volume of average earning assets and a decline of 74 basis points in the average rate paid on interest bearing liabilities. These increases were partially offset by a decline in the average rate earned on earning assets of 20 basis points and an increase of 9.00% in the average volume of interest bearing liabilities. The increase in the volume of average earning assets may be attributed to a $37.6 million increase in average loans outstanding, an increase of $8.4 million in average investments. These increases were partially offset by a $7.6 million decline in the average volume of federal funds sold. The mix of assets changed during the second quarter of 1999, compared to the same period in 1998, as the percentage of average loans to average earning assets increased from 65.60% to 70.80%. Average investments represented 28.70% of average earning assets in the second quarter of 1999 compared to 30.00% for the same period in 1998. Net interest income was also impacted by a shift in the mix of interest bearing liabilities during the second quarter of 1999, compared to the same period in 1998. The average volume of Federal Home Loan Bank and other borrowings increased $14.8 million, or 122.50%, money market accounts increased $3.7 million, or 4.50%, and NOW accounts increased $3.0 million, or 29.30%, while certificates of deposit less than $100,000 declined $4.9 million, or 15.50% and certificates of deposit $100,000 or greater declined $1.8 million, or 6.20%. The decline in average certificates of deposit was a result of the Company's decision to lower rates on these certificates. It is expected that certificates of deposit will increase later in 1999 due to a promotion currently being conducted following the expansion of the Company's branch system. During the second quarter of 1999, compared with the same period in 1998, the average rate paid declined by 106 basis points on money market accounts, 102 basis points on Federal Home Loan Bank and other borrowings, 80 basis points on certificates of deposit $100,000 or greater, 59 basis points on certificates of deposit less than $100,000 and 31 basis points on NOW accounts. These trends in declining rates on interest bearing liabilities are not expected to continue as the Company initiated a certificate of deposit marketing campaign in June, 1999, in anticipation of continued loan growth during the remainder of 1999, and the Federal Reserve System rate increase of 25 basis points in June 1999.

Total interest income increased $671,000, or 16.20%, in the second quarter of 1999, compared to the same period in 1998. This increase was primarily the result of an increase of 19.20% in the average volume of earning assets, which was partially offset decline in the average rate earned on those assets of 20 basis points. Total interest expense declined $150,000, or 7.30%, in the second quarter of 1999, compared to the same period in 1998. This decrease resulted from a decrease of .74 basis points in the average rate paid on interest bearing liabilities, which was partially offset by an increase of 9.00% in the average volume of interest bearing liabilities.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.86% and 4.14% for the quarters ended June 30, 1999 and 1998, respectively. The increase in net interest margin resulted primarily from the Company reducing its reliance on interest-bearing liabilities as a source of funding subsequent to the additional $25 million in capital resulting from the exercise of the warrants in December, 1998. Fluctuations in net interest margin were also affected by the differences in the interest rate sensitivity of the Company's earning assets and interest bearing liabilities.

Net interest income for the first six months of 1999 was $5.4 million, an increase of 32.40%, compared to $4.1 million during the first six months of 1998. The increase in net interest income during the first six months of 1999 resulted from an increase of 18.60% in the volume of average earning assets and a decline of 70 basis points in the average rate paid on interest bearing liabilities. These items were partially offset by a 43 basis point decline in the average rate earned on average earning assets and an increase of 7.40% in the volume of average interest bearing liabilities. Net interest income was also impacted by a shift in the mix of average earning assets that reflected loans increasing by 26.00% and investments increasing 8.30% while federal funds sold declined 23.60%. Further impacting net interest income was a shift in the mix of interest bearing liabilities which reflected a decline in higher rate certificates of deposit of 10.73% while NOW accounts increased 36.10%, Federal Home Loan Bank and other borrowings increased 58.00% and money market accounts increase 9.60%. The shift in the mix of the Company's deposit products from higher rate certificates of deposit to lower rate money market and NOW accounts reflect marketing efforts in Green Hills, Brentwood and Hendersonville, as well as by the Company's mobile branch system. These shifts also reflected a strategic decision to offer lower rates on certificate of deposit and increase borrowed funds in anticipation of marketing efforts that were planned following the opening of the Company's Hendersonville location. Certificate of deposit promotions began in June, 1999 and the results of these campaigns will be reflected in the Company's mix of interest bearing liabilities and will impact the cost of funds during future periods.

The net interest margin (net interest income expressed as percentage of average earning assets) was 4.65% for the six month period ended June, 1999, compared to 4.15% for the same period in 1998. The increase in net interest margin resulted primarily from the utilization of increased capital and repricing strategies designed to reduce the cost of interest bearing liabilities. The Company discontinued its utilization of an asset liability management strategy during the second quarter of 1999, which had consisted of matching Federal Home Loan Bank borrowings to fund the purchase of additional investment securities. The Asset Liability Committee of the Board of Directors and management of the Company continue to review such strategies and may implement leveraging strategies during future periods. Average borrowings increased 58.00% during the first six months of 1999, compared to the same period in 1998, primarily as a result of increased levels of federal funds purchased. These increases in borrowed funds were used to fund the increase in loans. Liquidity and asset liability strategies include the utilization of borrowings from the Federal Home Loan Bank or drawing on lines of credit established with correspondent banks to satisfy liquidity or funding needs. At June 30, 1999, the Company had borrowings from the Federal Home Loan Bank totaling $14.5 million.

NON-INTEREST INCOME

Non-interest income was $609,000 for the second quarter of 1999, compared with $359,000 for the same period in 1998. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets and income from foreclosed assets, increased $307,000 during the second quarter of 1999 compared with the same period of 1998. Losses on sale of securities were $5,000 during the second quarter of 1999, compared to gains of $52,000 for the same period in 1998. During the second quarter of 1999, compared to the same period in 1998, investment center income increased $257,000 as the Company expanded its arrangement with LM Financial Partners, Inc. in midyear 1998 and service fee income increased $72,000 due to an increased number of transaction accounts. These increases were partially offset by a decline of $38,000 in trust income due to the discontinuation of traditional trust services.

Total non-interest income was $1,230,000 for the first six months of 1999, compared with $655,000 for the same period in 1998. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets and income on foreclosed assets of ($5,000) in 1999 and $72,000 in 1998, increased $518,000 for the first six months of 1999, compared with the same period in 1998. This increase is attributed to a $552,000 increase in investment center income and a $152,000 increase in service fee income, which were partially offset by a decline of $66,000 in trust income. These increases reflect the success of the Company's investment center and branching efforts.

NON-INTEREST EXPENSE

Total non-interest expense increased $718,000, or 49.70%, during the second quarter of 1999, compared with the second quarter of 1998. This increase was the result of increases of $363,000 in salaries and employee benefits, $133,000 occupancy expense, $98,000 in advertising expense, $23,000 in audit tax and accounting and $109,000 in other operating expenses. The other operating expense variances consisted of $42,000 in telecommunications expense and $26,000 in bank security and protection due to the expansion of the branch and ATM network. There was also an increase of $31,000 in state franchise expense related to the additional capital. The increases in salaries and employee benefits and occupancy expense result from the Company's expansion of its investment center and the opening of the Hendersonville Branch location. Increased advertising expenses resulted from costs associated with the Company's Hendersonville Office as well as an advertising campaign promoting certificates of deposit that began in June, 1999. As the Company continues its expansion and growth plans within The Bank, additional expenses are anticipated in these areas.

Total non-interest expense increased $1,309,000, or 48.70%, during the first six months of 1999, compared with the same period of 1998. This increase in non-interest expense consisted of an increase of $727,000 in salaries and employee benefits, $223,000 in occupancy expense, $103,000 in advertising expense, $40,000 in audit tax and accounting expense and $223,000 in other operating expense categories. Increases in salaries and employee benefits were related primarily to expansion of the Company's investment center, staffing of the new Hendersonville Branch Office and expansion of the lending staff and support staff in other areas of The Bank. Advertising expense increased as a result of promotions related to the opening of the Hendersonville Office and the marketing campaign begun in June 1999. The increase in audit tax and accounting expense was primarily to the Company's purchase of a majority interest in Machinery Leasing of North America, Inc. At June 30, 1999, the Company had 71 employees (one employee per $4.0 million in assets), compared with 59 employees (one employee per $3.7 million in assets) at June 30, 1998. Plans for the remainder of 1999 include continued expansion in lending and support areas of the Company's commercial banking activities. Other areas of expansion include offering investment services in conjunction with LM Financial Partners, Inc. at locations other than the Main Office and Green Hills, and further expansion in the Company's mobile branching system. An investment in an Internet banking system available to commercial customers is planned for the fall of 1999. It is expected that the Company's non-interest expense will also increase slightly during the remainder of 1999 due to expenses related to Year 2000. The costs related to this project have been projected and are not expected to exceed $135,000 during 1999. A more detailed discussion of Year 2000 issues is presented under the caption, "Year 2000". It should be noted that economic conditions and other factors in the market could further impact non-interest expense.

INCOME TAXES

During the second quarter of 1999, the Company recorded provision for income taxes of $524,000, compared to $356,000 during the same period in 1998.

During the first six months of 1999, the Company recorded provisions for income taxes of $995,000, an increase of $239,000, or 31.60%, compared to $756,000 recorded for the same period of 1998. The effective tax rate for each period was 38%.

NON-PERFORMING ASSETS AND RISK ELEMENTS

Subsequent to June 30, 1999 the Company became aware of an instance of fraudulent deposit account activity and a related potential problem loan. Additionally, subsequent to June 30, 1999, there was a recovery of interest income on loans charged off in prior periods. The loan is included in the total disclosed for potential problem loans at June 30, 1999. The Company is vigorously investigating the matter and taking appropriate steps to minimize the potential impact. Upon determination of the amount of loss that exists on the fraudulent deposit account activity, the Company will record the loss with a resulting impact on net income not to exceed $208,000 excluding legal fees. The amount could be substantially less pending recovery efforts. The collection of prior period interest has resulted in an after tax increase in income of $42,000. Additionally, if the deposit related loan of $150,000 is deemed to be uncollectable, it will be charged against the allowance for loan losses which had a balance of $3.9 million at June 30, 1999, or 2.13% of outstanding loans.

Non-performing assets, which include non-accrual loans, restructured loans and other real estate owned, were $464,000 at June 30, 1999, compared to an increase of $4,000 from $460,000 at December 31, 1998 and a decrease of $275,000 from the $739,000 reported at June 30, 1998. The Company maintains an allowance for loan losses at a level which, in Management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of each reporting period. Considerations in establishing the allowance include historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans or leases, the level of non-performing assets and current and forecasted economic conditions.

Due to the level of net recoveries from loans charged off in prior periods, The Bank did not make additional provision for loan losses during the second quarter of 1999. During the second quarter of 1999, the Company recorded $3,000 in expense related to provision for loan losses compared with $39,000 for the same period in 1998. The provision for loan losses was deemed appropriate due to the acquisition of Machinery Leasing Company of North America, Inc. and due to the level of net recoveries experienced by The Bank coupled with the trend of growth in the loan portfolio. Net recoveries during the second quarter of 1999 were $155,000 compared to $71,000 in the second quarter of 1998. One recovery of $450,000 was received during the quarter which was anticipated as part of a negotiated settlement. Prior to June 30, 1999, the Company obtained an agreement with a borrower to recover $232,000, which was received subsequent to June 30, 1999. Due to the significant recovery received during the quarter and the subsequent agreement, a zero provision was deemed appropriate even after consideration of $363,000 which was charged off during the quarter. There were no loans 90 days or more past due and still accruing interest at June 30, 1999 or June 30, 1998.

Other potential problem loans at June 30, 1999 totaled approximately $513,000 compared with $163,000 at June 30, 1998, and $256,000 at December 31, 1998.
Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have serious doubts as to the ability of the borrower to fully comply with present repayment terms. Depending on economic changes and future events, these loans and others, which may not be presently identified, could become future non-performing assets. The composition of non-performing assets at June 30, 1999, was 88.80% in non-accrual loans and 11.20% in other real estate owned. 100% in non-accrual loans at June 30, 1998 and 88.70% in non-accrual loans and 11.30% in other real estate owned at December 31, 1998. The allowance for loan losses was $3.9 million at June 30, 1999, compared with $3.3 million at June 30, 1998, and $3.6 million at December 31, 1998. The allowance for loan losses as a percentage of total non-performing assets were 832% at June 30, 1999, 449% at June 30, 1998, and 793% at December 31, 1998. The allowance for loan losses as a percentage of period end loan was 2.10% at June 30, 1999, 2.50% at June 30, 1998, and 2.40% at December 31, 1998. The level of this allowance and the amount of the provision are determined on a quarter by quarter basis, and, given the inherent uncertainties in the estimation process, no assurance can be given as to the amount of the allowance at any future date. As of June 30, 1999, the allocated and unallocated portions of the allowance were $2.8 million and $1.0 million, respectively. Prior to June 30, 1999, management had received a commitment which resulted in the recovery of $236,000 subsequent to June 30, 1999. Considering this recovery, which was recorded subsequent to June 30, 1999, the unallocated portion of the reserve would have increased to approximately $1.3 million or 31.9% of the total reserve at June 30, 1999. This percentage compares to 36.5% reported at March 31, 1999 and is deemed to be appropriate considering the current level of loans and overall asset quality reflected in the portfolio.

YEAR 2000

Management and the Board of Directors are continuing their emphasis on the Year 2000(Y2K) readiness. Both mission critical systems and non-mission critical systems have been validated with any necessary remediation completed. At June 30, 1999, all systems are deemed to be Year 2000 compliant. Additionally, at June 30, 1999, the Company has implemented contingency plans for all functional areas and is in the process of validating these plans and having them reviewed by a third party to ensure their completeness. Although the Company has validated all systems as Year 2000 compliant and system tests have been reviewed by a third party, it is also deemed to be prudent to have well established contingency plans and procedures should there be a Year 2000 failure outside of the Company's control. The Company recognizes the technology and financial risks to both the Company and its customers as the new millennium approaches and is taking appropriate steps as outlined in the Company's "Year 2000 Readiness Disclosure Statement" to combat these risks. The software system utilized for the Company's primary core application processing is fully warranted by a financially strong, publicly traded company that supplies this software to over 200 financial institutions nationwide. The Company has no internally developed systems. Additionally, the Company has actively participated in proxy testing with external vendors upon whom the Company is reliant and has carefully reviewed the results of all tests to ensure these systems are Year 2000 compliant. All system testing was completed prior to June 30, 1999. The costs related to this project are not expected to exceed $135,000 in 1999 and have been considered in the Company's budgeting process.

In addition to testing, remediation and/or replacing systems, as appropriate, the Company is cognizant of the potential impact of Y2K on its borrowing customers and large depositors and has, therefore, established a system for monitoring the Y2K compliance of these customers. The Company has also assessed its investment portfolio relative to Y2K risk exposure. The portfolio consists primarily of securities guaranteed by agencies of the federal government. These agencies are required to be Y2K compliant. Approximately $1.3 million of debt securities are issued by municipalities. Y2K questionnaires were sent to these issuers and satisfactory responses have been received. Additionally, the Company's Y2K task force has established a date of June 30, on which no further changes will be made to technology systems except as necessary due to changes in regulatory requirements or for business purposes. There are no changes planned for the Company's core processing systems. The Company has prepared contingency plans and liquidity plans which will be implemented, as appropriate, during 1999 to ensure the Company is well prepared to serve its customers. The Company has also established a Y2K communication plan and will continue to communicate through various media with its customers for the remainder of 1999. Y2K credit risk continues to be assessed on all loans above a pre-determined amount, Y2K language is being incorporated into contracts and loan agreements, and the Company continues to educate all officers and staff to be attuned to the potential risks associated with the Year 2000. A Year 2000 compliance review was performed on Machinery Leasing Company of North America, Inc. prior to the Company's purchase of this company. Members of Senior Management of the Company have been actively involved in the Year 2000 Project both within The Bank and on a national basis on behalf of the financial services industry. Management and the Board of Directors remain committed to ensuring that the Company's customers and shareholders will not be impacted by the Y2K issue.

MARKET RISK MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial movement in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes on interest rates on its net interest income using several tools. At least quarterly, the Asset Liability Committee
(ALCO) of the Board of Directors reviews interest rate risk considering results compared to policy, current rate and economic outlook, loan and deposit demand levels, pricing and maturity of assets and liabilities, impact on net interest income under varying rate scenarios, regulatory developments, comparison of modified duration of both assets and liabilities as well as any appropriate strategies to counteract adverse interest rate projections. The Company's imbalance between the duration of assets and liabilities is limited to under one year and generally should not exceed one-half year. One measure of the Company's exposure to changes in interest rates between assets and liabilities is shown in the Company's June 30, 1999 gap table below:



                                                             Expected Repricing or Maturity Date
                                       -----------------------------------------------------------------------------
                                       Within             One              Two            After
                                         One             to Two           to Five          Five
(Dollars In Thousands)                  Year              Years            Years           Year            Total
--------------------------------------------------------------------------------------------------------------------

Assets
   Debt and equity securities        $  15,655          $  9,402          $33,396         $   174         $ 58,627
   Average rate                           6.48%             6.41%            6.55%           6.61%            6.51%
   Net interest-earning loans          125,437             9,128           32,307          13,976          180,850
   Average rate                           8.36%             8.83%            8.65%           8.39%            8.44%
   Federal/funds sold                   29,500                --               --              --           29,500
   Average rate                           5.21%               --               --              --             5.21%
   Other                                   201                --               --              --              201
   Average rate                           5.25%               --               --              --             5.25%
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing assets          170,793            18,530           65,705          14,150          269,178
Liabilities
   Deposits                            175,126            18,373            2,137               3          195,639
   Average rate                           4.31%             5.49%            5.60%           4.95%            4.44%
   Federal Home Loan
   Bank borrowings                       9,500             5,000               --              --           14,500
   Average rate                           5.05%             4.45%              --              --             4.84%
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                          184,626            23,373            2,137               3          210,139
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap        $ (13,833)         $ (4,843)         $63,568         $14,147
====================================================================================================================

Cumulative interest rate
  sensitivity gap                    $ (13,833)         $(18,676)         $44,892         $59,039
====================================================================================================================


Management recommends appropriate levels of interest rate risk to be assumed within limits approved by the Board of Directors regarding the maximum fluctuations acceptable in the market value of equity and in earnings, assuming sudden rate movements (rising or falling) up to 200 basis points. The Company's policy establishes a maximum change in annual pre-tax net interest income with a 200 basis point change in rates to 10% while establishing a maximum change allowable in pre-tax market value of equity to 12% in the same assumed rate environment. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital while structuring the Company's assets and liabilities to obtain the maximum yield-cost spread. The Company relies primarily on its asset liability structure to control interest rate risk. Based on June 30, 1999 financial statements, a 200 basis point change in rates would produce net interest income variations of a .50% decrease assuming rising rates and a 1.42% decrease assuming falling rates. Additionally, the 200 basis point rate shock would produce changes in the market value of equity reflecting a decrease of 6.28% assuming rising rates and 5.97% increase assuming falling rates.

BALANCE SHEET

The Company's total assets at June 30, 1999, were $280.5 million, an increase of $42.3 million, or 17.80%, from December 31, 1998. This increase was due to a $22.2 million increase in total loans outstanding, $6.0 million in purchased leases a $29.5 million increase in federal funds sold, a $.8 million increase in premises and equipment and $.7 million increase in accrued interest and other assets. These increases were partially offset by a decrease of $13.0 million in investment securities and a decrease of $3.6 million in cash and due from banks. Total deposits at June 30, 1999, were $215.3 million, an increase of $52.7 million, or 32.4%, from $162.6 million at December 31, 1998. The increase in deposits was comprised of a $42.5 million increase in money market deposits, a $9.1 million increase in time certificates of deposit less than $100,000, $1.7 million increase in non-interest bearing demand deposits and $1.0 million increase in certificates of deposit $100,000 or greater. These increases were slightly offset by a decrease of $1.4 million in NOW accounts. Borrowed funds decreased $8 million at June 30, 1999 from December 31, 1998. This decrease was comprised entirely of federal funds purchased.

Shareholder's equity decreased $2.4 million to $48.8 at June 30, 1999, from $51.2 at December 31, 1998. This decrease is discussed further in the section entitled Capital Adequacy and Liquidity. Unrealized losses on securities available for sale, net of income taxes, were $445,000 at June 30, 1999, compared to unrealized gains on securities available for sale, net of income taxes, of $340,000 at December 31, 1998. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 reflecting current fair value on investment securities classified as available for sale.

CAPITAL ADEQUACY AND LIQUIDITY

The Company's capital position continued to remain strong during the first six months of 1999. The Company experienced a significant change in its capital structure in December of 1998 as 2.0 million warrants, each representing the right to acquire a common share of stock at a price of $12.50, were exercised resulting in the addition of $25.0 million in new equity capital. All warrants had an expiration date of December 31, 1998 and there are no remaining warrants outstanding. Management and the Board of Directors employed Dorland & Associates to assist in the evaluation of potential long-term strategies to more effectively deploy the additional capital. During the first six months of 1999, the Company created a title agency through a joint venture with Mooreland Title Company, LLC of Brentwood, Tennessee, and purchase a majority interest in Machinery Leasing Company of North America, Inc. as well as opening the Hendersonville location of The Bank of Nashville. Additionally, the Company began implementation of an internal growth plan by expanding its lending capabilities through the addition of loan officers with experience in the local market area. In March of 1999, the Board of Directors approved the repurchase of up to 400,000 shares of the Company's stock. As of June 30, 1999, 175,500 shares had been repurchased by the Company. The evaluation and implementation of appropriate longer-term business opportunities are expected to continue throughout the remainder of 1999.

Shareholder's equity (excluding other comprehensive income) at June 30, 1999, was $49.3 million, or 17.60% of total assets, which compares with $27.4 million, or 12.70% of total assets, at June 30, 1998 and $50.8 million, or 21.30% of total assets at December 31, 1998. Shareholders' equity was $48.9 million, or 17.40%, at June 30, 1999, which compares with $27.7 million, or 12.80%, at June 30, 1998 and $51.2 million, or 21.50%, of total assets at December 31, 1998. The decrease in total equity during the first six months of 1999 resulted from the repurchase of common stock, dividends paid, and a decrease of $785,000 in accumulated other comprehensive income, net of taxes, resulting from the decline in unrealized gain/losses on securities for sale at June 30, 1999, compared with year end 1998. These decreases were offset by earnings during the first six months of 1999.

While, in the past, the Company's capital ratios have exceeded all regulatory requirements, currently its ratios indicate a significant amount of excess capital based on industry standards and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") minimum ratios, resulting from the addition of new capital in late 1998. The Company reported dividend payments of $844,000 during the first six months of 1999 compared with $269,000 for the same period in 1998. A quarterly dividend payment of $.07 per share made during the first quarter of 1999 and a dividend of $.13 per share was paid during the second quarter of 1999. It should be noted that the increases in the dividend payment per share combined with approximately 2.0 million additional shares outstanding in 1999 will significantly increase the total amount of dividend payments. The Company repurchased 175,500 shares of stock during the first six months of 1999 under a plan approved by its Board of Directors to repurchase up to 400,000 shares of the Company's stock. At June 30, 1999, the Company's primary and total capital ratios to adjusted assets were both 20.92%, while its total risk based capital ratio was 25.64%. The ratios compare to primary and total capital ratios to adjusted assets of 24.30% at December 31, 1998 and a risk based capital ratio at December 31, 1998 of 31.60%. Federal Deposit Insurance Corporation Improvement Act minimum primary and total capital ratios for "well capitalized" banks are 4% and 8%, respectively.

The Company's principal sources of asset liquidity are marketable securities available for sale and federal funds sold, as well as maturities of securities. The estimated average maturity of securities was 5.4 years at June 30, 1999, compared to 7.0 years at December 31, 1998. At June 30, 1999 and December 31, 1998, all securities were held as available for sale. Securities available for sale were $58.6 million at June 30, 1999, compared to $71.7 million at December 31, 1998. The Company had federal funds sold at June 30, 1999, of $29.5 million, compared to no federal funds sold at December 31, 1998. Core deposits, a relatively stable funding base, comprised 84.60% of total deposits at June 30, 1999, and 80.20% at December 31, 1998. Core deposits represent total deposits excluding time certificates of $100,000 or greater.

                                     PART II

                                OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on Tuesday, May 11, 1999 the following items were voted on an are herein incorporated by reference to the Proxy Statement for the annual meeting of shareholders previously filed with the Commission.

1. Election of Directors

          -  Election of Class I Directors: L. Leon Moore; C. Norris Nielsen;
             G. Edgar Thornton

2. To transact such other business as may properly be brought before the Annual meeting or any adjournments thereof.

The following reflects the vote of the shareholders of the items noted above:


             Item #     Affirmative        Negative        Abstain
             ------     -----------        --------        -------
1.                      3,738,265


* Included in the affirmative votes are negative votes against specific Directors disclosed as follows:

     Leon Moore                     27,962
     C. Norris Nielsen              28,597
     G. Edgar Thornton              75,689
                                   -------

                                   132,248
                                   =======

                                Affirmative    Negative     Abstain   Non-Voting
                                -----------    --------     -------   ----------

 2. Transact other business      3,591,449     160,067      14,711      453,209


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)    Exhibits


Exhibit No.                              Description
-----------                              -----------
  11               Statement regarding computation of earnings per share.

  27               Financial Data Schedule (for SEC use only)


(B) The following reports on Form 8-K were filed during the quarter ended June 30, 1999.

                May 17, 1999 announcing the formation of TBON-Mooreland Joint Venture, LLC, a joint venture of The Bank of Nashville, and Mooreland Title Company, LLC.

                June 24, 1999 announcing the acquisition The Bank of Nashville of the majority interest in Machinery Leasing Company of North America, Inc. The company will operate under the name BON Leasing.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMUNITY FINANCIAL GROUP, INC.
                                       Registrant




August 13, 1999                        /s/ Mack S. Linebaugh, Jr.
----------------------                 --------------------------------------
Date                                   Mack S. Linebaugh, Jr.
                                       President, Chairman of the Board,
                                       Chief Executive Officer and
                                       Chief Financial Officer