Form 10-Q
period 1999-09-30
COMMUNITY FINANCIAL GROUP INC
filed 1999-11-15
CIK 852677

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended         September 30, 1999
                                        -------------------------------

Commission File Number:    0-28496
                       ----------------

                         Community Financial Group, Inc.
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

            Tennessee                                   62-1626938
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

401 Church Street, Nashville, Tennessee                               37219-2213
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

   (615) 271-2000      (Registrant's telephone number, including area code)
---------------------

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Common shares outstanding 3,931,316 as of November 5, 1999.

                                                                                                    Page(s)
                                                                                                    -------
                                                  PART I

                                           FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

        -        Consolidated Balance Sheets - September 30, 1999 and December 31, 1998.......         1

        -        Consolidated Statements of Shareholders' Equity and Other
                    Comprehensive Income - Nine Months Ended September 30, 1998 and 1999......         2

        -        Consolidated Statements of Income - Three and Nine Months Ended
                    September 30, 1999 and 1998...............................................         3

        -        Consolidated Statements of Cash Flows
                   - Nine Months Ended September 30, 1999 and 1998............................     4 - 5

        -        Notes to Consolidated Financial Statements - September 30, 1999..............     6 - 8


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................................    9 - 17


                                               PART II

                                           OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................................        18

Signatures        ............................................................................        19

Exhibit 10        ............................................................................   20 - 79

Exhibit 11        ............................................................................        80

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                     September 30,   December 31,
                                                                                          1999           1998
                                                                                       ---------      ---------
                                     ASSETS

Cash and due from banks                                                                $  15,120      $  13,243
Federal funds sold                                                                        27,000             --
Securities available for sale (amortized cost $69,330 in 1999 and $71,113 in 1998)        68,312         71,662
Loans (net of unearned income of $2,152 in 1999 and $295 in 1998):
   Commercial                                                                             65,337         51,970
   Real estate - mortgage loans                                                           96,047         79,455
   Real estate - construction loans                                                       17,257         14,667
   Consumer                                                                                4,818          6,583
   Leases                                                                                  7,307             --
                                                                                       ---------      ---------
          Loans, net of unearned income                                                  190,766        152,675
   Less allowance for loan losses                                                         (3,973)        (3,646)
                                                                                       ---------      ---------
          Total Net Loans                                                                186,793        149,029

Premises and equipment, net                                                                3,404          2,726
Accrued interest and other assets                                                          2,458          1,525
                                                                                       ---------      ---------
          Total Assets                                                                 $ 303,087      $ 238,185
                                                                                       =========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Non-interest bearing demand deposits                                                 $  23,989      $  17,980
  Interest-bearing deposits:
   NOW accounts                                                                           14,193         13,368
   Money market accounts                                                                 109,027         71,263
   Time certificates less than $100,000                                                   48,253         27,757
   Time certificates $100,000 and greater                                                 43,165         32,185
                                                                                       ---------      ---------
          Total Deposits                                                                 238,627        162,553
                                                                                       ---------      ---------
   Federal Home Loan Bank borrowings                                                      14,500         14,500
   Federal funds purchased                                                                    --          8,000
   Accounts payable and accrued liabilities                                                2,746          1,961
                                                                                       ---------      ---------
         Total Liabilities                                                               255,873        187,014
                                                                                       ---------      ---------

Commitments and contingencies (Note G)                                                        --             --

Shareholders' equity:
   Common stock, $6 par value; authorized 50,000,000 shares;  issued and
     outstanding shares, 3,930,699 in 1999 and 4,216,531 in 1998                          23,584         25,299
   Additional paid-in capital                                                             17,446         19,773
   Retained earnings                                                                       6,816          5,759
   Accumulated other comprehensive income (loss)                                            (632)           340
                                                                                       ---------      ---------
        Total Shareholders' Equity                                                        47,214         51,171
                                                                                       ---------      ---------
        Total Liabilities and Shareholders' Equity                                     $ 303,087      $ 238,185
                                                                                       =========      =========


          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER
                              COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                            Accumulated
                                                                  Additional                   Other
                                                      Common        Paid-In      Retained  Comprehensive
                                                       Stock        Capital      Earnings  Income (loss)   Total
                                                      --------      --------      -------  -------------  --------
Balance, January 1, 1998                              $ 13,275      $  6,736      $ 3,747      $ 294      $ 24,052

Comprehensive income:
   Net income                                               --            --        1,873         --            --
   Change in unrealized gain (loss) on securities
     available for sale                                     --            --           --        142            --
        Total comprehensive income                          --            --           --         --         2,015

Issuance of common stock - (248,475 shares)              1,490         1,620           --         --         3,110

Cash dividends - $.18 per share                             --            --         (420)        --          (420)
                                                      --------      --------      -------      -----      --------
Balance, September 30, 1998                           $ 14,765      $  8,356      $ 5,200      $ 436      $ 28,757
                                                      ========      ========      =======      =====      ========

Balance, January 1, 1999                              $ 25,299      $ 19,773      $ 5,759      $ 340      $ 51,171

Comprehensive income:
   Net income                                               --            --        2,426         --            --
   Change in unrealized gain (loss) on securities
     available for sale                                     --            --           --       (972)           --
        Total comprehensive income                          --            --           --         --         1,454

Issuance of common stock - (8,668 shares)                   52            62           --         --           114

Repurchase of common stock (294,500 shares)             (1,767)       (2,389)          --         --        (4,156)

Cash dividends - $.33 per share                             --            --       (1,369)        --        (1,369)
                                                      --------      --------      -------      -----      --------
Balance, September 30, 1999                           $ 23,584      $ 17,446      $ 6,816      $(632)     $ 47,214
                                                      ========      ========      =======      =====      ========


          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                   September 30,
                                                        -------------------------     ---------------------------
                                                           1999           1998            1999            1998
                                                        ----------     ----------     -----------      ----------
Interest income:
  Interest and fees on loans                            $    4,312     $    3,164     $    11,269      $    9,099
  Interest on federal funds sold                               282             68             409             258
  Interest on balances in other banks                            2              2              14               5
  Interest on securities:
     U.S. Treasury securities                                   --             --              --              54
     U.S. government agency obligations                        948            855           2,913           2,752
     States and political subdivisions                          16             16              47              42
     Other securities                                           57             57             160             130
                                                        ----------     ----------     -----------      ----------
         Total interest income                               5,617          4,162          14,812          12,340
                                                        ----------     ----------     -----------      ----------
Interest expense:
  Interest bearing demand deposits                           1,198            993           3,016           2,901
  Savings and time deposits less than $100,000                 609            443           1,303           1,384
  Time deposits $100,000 and over                              514            407           1,249           1,248
  Interest on Federal Home Loan Bank borrowings                182            125             548             512
  Federal funds purchased                                       --              5             156               9
                                                        ----------     ----------     -----------      ----------
         Total interest expense                              2,503          1,973           6,272           6,054
                                                        ----------     ----------     -----------      ----------
Net interest income                                          3,114          2,189           8,540           6,286
Provision for loan losses                                        6             25              54             103
                                                        ----------     ----------     -----------      ----------
Net interest income after provision for loan losses          3,108          2,164           8,486           6,183
Non-interest income:
  Service fee income                                           249            162             659             420
  Trust income                                                  --             42              13             121
  Investment Center income                                     354            302             996             392
  Gain (loss) on sale of securities                             --             --              (5)             52
  Income from foreclosed assets                                 --             --               3              --
  Gain on sale of foreclosed assets                             --              6               7              26
  Other                                                         90             66             250             222
                                                        ----------     ----------     -----------      ----------
         Total non-interest income                             693            578           1,923           1,233
                                                        ----------     ----------     -----------      ----------
Non-interest expense:
  Salaries and employee benefits                             1,207          1,005           3,329           2,400
  Occupancy expense                                            343            214             950             598
  Advertising                                                   66             48             215              94
  Audit, tax and accounting                                     73             53             207             147
  Data processing expense                                       57             47             143             140
  Other operating expenses                                     734            328           1,634           1,005
                                                        ----------     ----------     -----------      ----------
         Total non-interest expense                          2,480          1,695           6,478           4,384
                                                        ----------     ----------     -----------      ----------
Income before income taxes                                   1,321          1,047           3,931           3,032
Provision for income taxes                                     510            403           1,505           1,159
                                                        ----------     ----------     -----------      ----------
Net income                                              $      811     $      644     $     2,426      $    1,873
                                                        ==========     ==========     ===========      ==========
Net income per share
  Basic                                                 $     0.20     $     0.26     $       .59      $      .80
                                                        ==========     ==========     ===========      ==========
  Diluted                                               $     0.20     $     0.23     $       .58      $      .62
                                                        ==========     ==========     ===========      ==========
Weighted average common shares outstanding
  Basic                                                  3,995,843      2,457,131       4,133,469       2,344,596
                                                        ==========     ==========     ===========      ==========
  Diluted                                                4,096,048      2,753,786       4,175,165       3,011,615
                                                        ==========     ==========     ===========      ==========




          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                       ----------------------
                                                                         1999          1998
                                                                       --------      --------
Cash flows from operating activities:
   Interest received                                                   $ 14,693      $ 12,128
   Fees received                                                          1,923         1,233
   Interest paid                                                         (6,127)       (6,473)
   Cash paid to suppliers and associates                                 (7,214)       (4,998)
                                                                       --------      --------
        Net cash provided by operating activities                         3,275         1,890
                                                                       --------      --------
Cash flows from investing activities:
   Maturities of securities available for sale                           48,832        25,887
   Sales of securities available for sale                                 8,203         3,060
   Purchases of securities available for sale                           (55,182)      (15,747)
   Purchases of leases                                                   (5,970)           --
   Loans originated by customers, net                                   (31,848)      (19,988)
   Purchases of premises and equipment                                   (1,096)       (1,559)
                                                                       --------      --------
        Net cash used by investing activities                           (37,061)       (8,347)
                                                                       --------      --------
Cash flows from financing activities:
   Net increase in demand deposits, NOW, and money market accounts       44,598         5,376
   Net increase (decrease) in certificates of deposit                    31,476        (5,384)
   Payments to Federal Home Loan Bank                                        --        (5,000)
   Proceeds from issuance of common stock                                   114         3,110
   Repurchase of common stock                                            (4,156)           --
   Cash dividends paid                                                   (1,369)         (420)
                                                                       --------      --------
        Net cash provided (used) by financing activities                 70,663        (2,318)
                                                                       --------      --------
Net increase (decrease) in cash and cash equivalents                     36,877        (8,775)

Cash and cash equivalents - beginning of period                           5,243        16,591
                                                                       --------      --------
Cash and cash equivalents - end of period                              $ 42,120      $  7,816
                                                                       ========      ========



          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                               --------------------
                                                                                1999         1998
                                                                               -------      -------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                     $ 2,426      $ 1,873
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                   515          297
   Provision for loan losses                                                        54          103
   Provision for deferred taxes                                                   (142)         (51)
   Gain on sale of foreclosed assets                                                (7)         (26)
   Loss (gain) on sale of securities                                                 5          (52)
   Stock dividend income                                                          (117)        (112)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest and other assets                     (981)         183
     Increase (decrease) in accounts payable and accrued liabilities             1,522         (325)
                                                                               -------      -------
           Net cash provided by operating activities                           $ 3,275      $ 1,890
                                                                               =======      =======
Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized gain on securities available for sale, net of tax      $  (972)     $   142
                                                                               =======      =======
Cash paid for:
   Income taxes                                                                $ 1,467      $ 1,126
                                                                               =======      =======


          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

A.       HOLDING COMPANY INFORMATION AND PRINCIPLES OF CONSOLIDATION

         Community Financial Group, Inc. (CFGI), a Tennessee corporation, is a bank holding company operating according to federal bank holding company law. It owns The Bank of Nashville (The Bank), TBON-Mooreland Joint Venture, LLC and a majority interest in The Bank's subsidiary Machinery Leasing Company of North America, Inc., (BON Leasing).

         The accompanying unaudited consolidated financial statements include the accounts of CFGI, The Bank and its subsidiaries Mooreland Title and BON Leasing, the operations of which are collectively referred herein as the Company. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

B.       JOINT VENTURE AND BUSINESS COMBINATIONS

         In April, 1999, The Bank formed TBON-Mooreland Joint Venture, LLC. The new company, a joint venture of The Bank and Mooreland Title Company, LLC, will provide title services within the office of Mooreland Title. This new title agency has the ability to underwrite title insurance on most real estate loan transactions. The Bank owns 100% of the title agency and consolidates all of its operations, and participates in a revenue sharing agreement with Mooreland for 50% of the revenue.

         On June 18, 1999 The Bank of Nashville acquired 80% ownership in Machinery Leasing Company of North America, Inc. for $1.3 million in cash. The transaction has been accounted for using the purchase method of accounting and closed in June 1999. The leasing company is included in the consolidated financial statements of The Bank. The primary asset acquired was the equipment lease portfolio of approximately $6.0 million. The total premium and goodwill recorded in the transaction was $676,000. During the three and nine month period ended September 30, 1999 approximately $41,000 and $54,000 in amortization expense was recorded, respectively.

C.       SECURITIES

         Securities with an aggregate fair market value of $30.9 million at September 30, 1999, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

D.       ALLOWANCE FOR LOAN LOSSES

         An analysis of the changes in the allowance for loan losses follows (in thousands):

                                                            Three Months Ended   Nine Months Ended
                                                            September 30, 1999   September 30, 1999
                                                            ------------------   ------------------
         Balance, beginning of period                             $ 3,859              $ 3,646
         Provision charged to operations                                6                   54
         Allowance of purchased subsidiary                             --                   92
         Loans charged off                                           (150)                (658)
         Recoveries                                                   258                  839
                                                                  -------              -------
         Balance, end of period                                   $ 3,973              $ 3,973
                                                                  =======              =======
         Allowance ratios are as follows:
           Balance, to loans outstanding end of period               2.08%                2.08%
           Net recoveries to average loans                            .06%                 .11%

E.       INCOME TAXES

         Actual income tax expense for the three and nine months ended September 30, 1999 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows (in thousands):

                                                            Three Months Ended   Nine Months Ended
                                                            September 30, 1999   September 30, 1999
                                                            ------------------   ------------------
         Computed "expected" tax expense                             $449               $1,337
         State tax expense, net of federal benefit                     52                  156
         Other                                                          9                   12
                                                                     ----               ------
                  Total Income Tax Expense                           $510               $1,505
                                                                     ====               ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and December 31, 1998, are presented below (in thousands):

                                                                         September 30,     December 31,
                                                                              1999              1998
                                                                              -----             -----
         Deferred tax assets:
           Unrealized loss on securities available for sale                   $ 386             $  --
           Deferred fees, principally due to timing differences in
             the recognition of income                                          214               141
           Other                                                                 21                 4
                                                                              -----             -----
              Total gross deferred tax assets                                   621               145
                                                                              -----             -----

         Deferred tax liabilities:
           Discount on securities deferred for tax purposes                    (105)             (130)
           Unrealized gain on securities available for sale                      --              (209)
           Loans, principally due to provision for loan losses                  (70)             (126)
           Other                                                               (109)              (80)
                                                                              -----             -----
              Total gross deferred tax liabilities                             (284)             (545)
                                                                              -----             -----
         Net deferred tax asset (liabilities)                                 $ 337             $(400)
                                                                              =====             =====

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 248,177 and 142,627 shares at September 30, 1999 and December 31, 1998, respectively. The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share.

                                             Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                         -------------------------     -------------------------
         Net income available to
           common shareholders:          $  811,000     $  644,000     $2,426,000     $1,873,000
                                         ==========     ==========     ==========     ==========
         Weighted average basic
           common shares outstanding      3,995,843      2,457,131      4,113,469      2,344,596

         Dilutive effect of
                  Options                   100,205         36,714         61,696         42,429
                  Warrants                       --        259,941             --        624,590
                                         ----------     ----------     ----------     ----------
         Weighted average diluted
           common shares outstanding      4,096,048      2,753,786      4,175,165      3,011,615
                                         ==========     ==========     ==========     ==========
         Net income per share:
                  Basic                  $      .20     $      .26     $      .59     $      .80
                  Diluted                $      .20     $      .23     $      .58     $      .62

         There was a significant change in the capital structure of the Company in December 1998, as 1,996,807 warrants, each representing the right to acquire a common share at a price of $12.50 were exercised. The warrants had an expiration date of December 31, 1998 and all unexercised warrants expired.

         Accumulated other comprehensive income consists solely of the unrealized gain or loss on securities available for sale net of the income tax effect.

G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At September 30, 1999 and December 31, 1998, the Company had unfunded commitments to extend credit totaling $67.6 and $58.2 million, respectively. Additionally, the Company had standby letters of credit of $3.7 and $4.8 million as of September 30, 1999 and December 31, 1998, respectively.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three and nine month periods ended September 30, 1999, totaled approximately $3,769,000 and $4,027,000, respectively. The required balance at September 30, 1999 was $2,877,000.

         During the quarter ended September 30, 1999 the Company entered into standard employment agreements with members of senior management.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Community Financial Group, Inc. (CFGI), is a bank holding company and owns The Bank of Nashville (The Bank), TBON-Mooreland Joint Venture, LLC and a majority interest in The Bank's subsidiary, Machinery Leasing Company of North America, Inc., (BON Leasing) all of which are collectively referred to as the Company. The following discussion compares the Company's financial condition at September 30, 1999 and December 31, 1998, and results of operations for the three month and nine month periods ended September 30, 1999, compared with the same periods in 1998.

The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should also be made to the Company's 1998 Annual Report for a more complete discussion of factors that impact the results of the operations, liquidity, and capital. To the extent that statements in this discussion relate to the plans, objectives, or future performance of the Company, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results of future periods may differ materially from those currently expected due to various risks and uncertainties.

In March of 1999, the Company's Board of Directors approved the repurchase of up to 400,000 shares of the Company's stock. As of September 30, 1999, 294,500 shares of the Company's stock had been repurchased. Community Financial Group, Inc. is listed on the NASDAQ Stock Market and traded under the symbol CFGI.

PERFORMANCE OVERVIEW

For the quarter ended September 30, 1999, net income totaled $811,000, a $167,000 or 25.93% increase over the $644,000 reported for the third quarter of 1998. Earnings in the third quarter of 1999 were positively impacted by income from BON Leasing, earnings on investments and income from the Company's expanded relationship with LM Financial Partners, Inc. Earnings in the third quarter of 1999 were negatively impacted by a $235,000 pre-tax expense that resulted from an instance of fraudulent deposit account activity. The expense reported represents the maximum pre-tax loss, excluding legal fees, in this matter. The Company is vigorously pursuing recovery efforts on this loss. Additionally, there was a related loan of $150,000 which has been deemed uncollectible and was charged against the allowance for loan losses in the third quarter of 1999. Other increased expenses in the third quarter of 1999 resulted from a full quarter of operation for the company's Hendersonville and Brentwood offices, which opened in April, 1999 and September, 1998, respectively, increased advertising expense, and increased audit tax and accounting expense as well as amortization of expenses related to the purchase of BON Leasing. Basic earnings per share were $.20 in the third quarter of 1999, down 23% from $.26 for the same period in 1998. Diluted earnings per share were $.20 in the third quarter of 1999, compared to $.23 for the same period in 1998. The decrease in basic earnings per share resulted from the increased number of shares outstanding due to the exercise of warrants in December 1998. Reference should be made to Note F regarding computation of earnings per common share.

During the third quarter of 1999, the Company recorded $6,000 in provision for loan losses, compared to $25,000 during the third quarter of 1998. Despite the growth in the Company's loan portfolio, management felt it was appropriate to reduce the provision for loan losses as the Company had net recoveries of $108,000 during the quarter. This compares to net recoveries of $246,000 for the third quarter of 1998. Net recoveries have the effect of increasing the allowance for loan losses. The allowance for loan losses was 2.08% of loans at September 30, 1999, compared with 2.51% for the same period in 1998.

The Company's annualized return on average assets was 1.13% for the third quarter of 1999, compared to 1.23% for the third quarter of 1998. Annualized return on average equity was 6.70% for the third quarter of 1999 and 9.12% for the same period in 1998. The decline in return on average assets was the result a $77.2 million, or 37.30% increase in average assets at September 30, 1999, compared with the same period in 1998. The decline in return on average equity resulted from a $19.7 million, or 69.80% increase in average equity at September 30, 1999, compared with the same period in 1998. The increase in average equity resulted primarily from the exercise of warrants during December 1998.

The Company's non-performing assets were $664,000 at September 30, 1999, compared to $709,000 at September 30, 1998 and $460,000 December 31, 1998. Total loans, net of unearned income, were $190.8 million at September 30, 1999, an increase of $47.7 million, or 33.30% from September 30, 1998, and an increase of $38.1 million, or 24.90%, from December 31, 1998.

Net income for the nine months ended September 30, 1999, was $2,426,000 compared with net income of $1,873,000 during the first nine months of 1998. Basic earnings per share were $.59 for the nine months ended September 30, 1999, down $.21, or 26.30%, from $.80 for the same period in 1998. Diluted earnings per share were $.58 for the nine month period ended September 30, 1999, compared to $.62 for the same period in 1998. Net interest income increased $2.3 million, or 35.90%, during the first nine months of 1999 compared with the same period in 1998. Non-interest income increased $690,000, or 56.00%, during the first nine months of 1999, compared with the same period in 1998. The increase in net interest income reflected earnings on additional capital, lower cost of funds and an increase in the Company's average loans outstanding. The increase in non-interest income resulted primarily from increases in investment center income and service fee income. These increases in non-interest income were partially offset by decreases in trust income and gains on sale of foreclosed assets compared to the same period in 1998. Non-interest expense increased $2.1 million during the first nine months of 1999, compared to the same period in 1998. Increases in non-interest expense occurred in salaries and employee benefits, occupancy expense, advertising expense, audit tax and accounting expense, and other operating expenses which included the loss on fraudulent deposit account activity previously discussed. These increases in non-interest expense reflected the Company's expansion in Hendersonville in the second quarter of 1999 and in Brentwood during the third quarter of 1998 as well as expansion in its investment center operations and the purchase of a majority interest in Machinery Leasing Company of North America, Inc. (BON Leasing). It is expected that non-interest expense will continue to increase in future periods as the Company implements its strategic plan to expand its banking services and to enter related lines of business, as appropriate. The Company's annualized return on average assets was 1.25% for the nine months ended September 30, 1999, and 1.22% for the same period in 1998. Annualized return on average equity was 6.50% for the first nine months of 1999, compared with 9.58% for the same period in 1998. The decline in annualized return on average equity reflected the Company's increased equity that resulted from the exercise of warrants during December 1998.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income before provision for loan losses for the third quarter of 1999 was $3.1 million, an increase of $.9 million, or 40.90%, compared to the third quarter in 1998. The increase in net interest income resulted from a 38.20% increase in the volume of average earning assets and a decline of 30 basis points in the average rate paid on interest bearing liabilities. These increases were partially offset by a decline in the average rate earned on earning assets of 20 basis points and an increase of 35.20% in the average volume of interest bearing liabilities. The increase in the volume of average earning assets may be attributed to a $50.8 million increase in average loans outstanding, an increase of $6.8 million in average investments and an increase of $17.7 million in average federal funds sold. The mix of assets changed during the third quarter of 1999, compared to the same period in 1998, as the percentage of average investment securities decreased from 28.70% to 23.20% while average federal funds sold increased from 2.60% to 8.40%. Average loans represented 68.40% of average earning assets in the third quarter of 1999 compared to 68.70% for the same period in 1998. Net interest income was also impacted by a shift in the mix of interest bearing liabilities during the third quarter of 1999, compared to the same period in 1998. The average volume of certificates of deposit less than $100,000 increased $14.4 million, or 47.30%, certificates of deposit $100,000 or greater increased $9.6 million, or 34.00%, money market accounts increased $24.5 million, or 31.70%, NOW accounts increased $2.3 million, or 19.40%, and the average volume of Federal Home Loan Bank and other borrowings increased $4.7 million, or 47.30%. The increase in average certificates of deposit was a result of the Company's certificate of deposit promotion conducted during the second and third quarters of 1999 designed to increase funding to support increasing loan demand, enhance liquidity as a part of the Company's Year 2000 Liquidity Plan and to promote the opening of the Company's Hendersonville location. During the third quarter of 1999, compared with the same period in 1998, the average rate paid on interest bearing liabilities declined 30 basis points which was comprised of a decline of 76 basis points in NOW account rates, 28 basis in money market account rates, 38 basis points in rates on certificates of deposit less than $100,000, 30 basis points on rates on certificates of deposit $100,000 or greater and 22 basis points on Federal Home Loan Bank and other borrowings. These declining rates on interest bearing liabilities are not expected to continue as the third quarter did not reflect the full effect of the Company's certificate of deposit marketing campaign or of the Federal Reserve system's rate increases that occurred during the second and third quarters of 1999.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.58% and 4.46% for the quarters ended September 30, 1999 and 1998, respectively. The increase in net interest margin resulted primarily from the Company's reduced dependence on interest bearing liabilities due to having received additional capital resulting from the exercise of warrants in December 1998. The net interest margin was also impacted by a significant growth in the loan portfolio during 1999 and by an increase in interest bearing liabilities resulting from a certificate of deposit campaign conducted during the second and third quarters of 1999. Fluctuations in net interest margin were further affected by the differences in the interest rate sensitivity of the Company's earning assets and interest bearing liabilities.

Net interest income for the first nine months of 1999 was $8.5 million, an increase of 35.90%, compared to $6.3 million during the first nine months of 1998. The increase in net interest income during the first nine months of 1999 resulted from an increase of 25.20% in the volume of average earning assets and a decline of 56 basis points in the average rate paid on interest bearing liabilities. These items were partially offset by a 34 basis point decline in the average rate earned on average earning assets and an increase of 16.60% in the volume of average interest bearing liabilities. Net interest income was also impacted by a shift in the mix of average earning assets that reflected loans increasing by 30.10%, investments increasing by 9.60% and federal funds sold increasing by 74.40%. Further impacting net interest income was a shift in the mix of interest bearing liabilities which reflected increases of 17.00% in money market accounts, 29.70% in NOW accounts, 2.50% in certificates of deposit less than $100,000, 9.90% in certificates of deposit $100,000 or greater and 55.10% in Federal Home Loan Bank and other borrowings. The increase in higher rate certificates of deposit occurred primarily during the third quarter of 1999 as the Company advertised a promotional certificate of deposit as part of its Year 2000 liquidity plan and in conjunction with its marketing efforts in Hendersonville, Brentwood and Green Hills. Growth in interest bearing liabilities overall may be attributed to branch expansion and increased marketing effort. The certificate of deposit promotion, which began in June 1999, will impact the cost of funds during future periods. This campaign generated $10 million in certificates with a ten month maturity at an interest rate of 5.40% and $17 million in certificates with seventeen month maturity and a interest rate of 5.70%. Customers purchasing these certificates have the opportunity to increase the rate during the term, provided they initiate this action during a period where the Company's standard rate for like maturities exceeds the current rate on the certificate.

The net interest margin was 4.62% for the nine month period ended September 30, 1999, compared to 4.26% for the same period in 1998. The increase in net interest margin resulted primarily from the utilization of increased capital and certain repricing strategies implemented during the first six months of 1999 designed to reduce the overall cost of interest bearing liabilities for this period. The certificate of deposit promotion, which began late in the second quarter of 1999, resulted in increased cost of funds in the third quarter and is expected to lower the net interest margin in future periods. The Company discontinued its utilization of an asset liability management leveraging strategy during the second quarter of 1999, which had consisted of matching Federal Home Loan Bank borrowings to fund the purchase of additional investment securities. The Asset Liability Committee of the Board of Directors and management of the Company continues to review this strategy and approved additional leveraging strategies during third quarter of 1999, which has not yet been implemented. Average borrowings increased 55.10% during the first nine months of 1999, compared to the same period in 1998, primarily as a result of increased levels of federal funds purchased during the first six months of 1999. The increased level of certificates of deposit during the third quarter of 1999 reduced the level of borrowings and increased the amount of federal funds sold. Liquidity and asset liability strategies include the utilization of borrowings from the Federal Home Loan Bank or draws on lines of credit established with correspondent banks to satisfy liquidity or funding needs. At September 30, 1999, the Company had borrowings from the Federal Home Loan Bank totaling $14.5 million and had no outstanding draws on lines of credit with correspondent banks.

NON-INTEREST INCOME

Non-interest income was $693,000 for the third quarter of 1999, compared with $578,000 for the same period in 1998. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets and income from foreclosed assets, increased $121,000, or 21.20%, during the third quarter of 1999 compared with the same period of 1998. There were no gains or losses on the sale of foreclosed assets or securities during the third quarter of 1999, compared to gains of $6,000 on sale of foreclosed assets during the same period in 1998. During the third quarter of 1999, compared to the same period in 1998, investment center income increased $52,000 reflecting the growth in the Company's arrangement with LM Financial Partners, Inc. Service fee income increased $87,000 due to increased number of transaction accounts resulting from branch expansion. These increases were partially offset by a decline of $42,000 in trust income due the discontinuation of traditional trust services.

Total non-interest income was $1,923,000 for the first nine months of 1999, compared with $1,233,000 for the same period in 1998. Non-interest income, excluding gains (losses) on sale of securities and foreclosed assets and income on foreclosed assets, increased $721,000 for the first nine months of 1999, compared with the same period in 1998. This increase is attributed to a $604,000 increase in investment center income and a $239,000 increase in service fee income, which were partially offset by a decline of $108,000 in trust income due to the Bank's discontinuing most traditional trust services. These increases reflect the success of the Company's investment center and branch expansion efforts.

NON-INTEREST EXPENSE

Total non-interest expense increased $785,000, or 46.30%, during the third quarter of 1999, compared with the third quarter of 1998. This increase was the result of increases of $202,000 in salaries and employee benefits, $129,000 in occupancy expense, $18,000 in advertising expense, $20,000 in audit tax and accounting expense, $10,000 in data processing expense, and $406,000 in other operating expense which included a loss of $235,000 resulting from fraudulent deposit activity during the third quarter of 1999. Increases in other operating expense occurred in the areas of telecommunications expense, expenses related to an accounts receivable financing program, legal expenses, correspondent bank service charges and training and education. There was also an increase of $54,000 in state franchise tax expense related to the Company's additional capital. The increases in salaries and employee benefits and occupancy expense resulted from the Company's expansion of its investment center, its lending activities and the opening of the Hendersonville Branch location. Increased advertising expenses resulted from costs associated with advertising promotion certificates of deposit and an institutional advertising campaign. As the Company continues its expansion and growth plans within The Bank, additional expenses are anticipated in many of these areas.

Total non-interest expense increased $2,094,000, or 47.80%, during the first nine months of 1999, compared with the same period of 1998. This in increase in non-interest expense reflected the Company's growth and consisted of an increase of $929,000 in salaries and employee benefits, $352,000 in occupancy expense, $121,000 in advertising expense, $60,000 in audit tax and accounting expense and $629,000 in other operating expenses. Increases in salaries and employee benefits were related primarily to the expansion of the Company's investment center, staffing of the new Hendersonville Branch Office and expansion of the lending staff and support staff in other areas of The Bank. Advertising expense increased as a result of promotions related to the opening of the Hendersonville Office and a marketing campaign for certificates of deposit and an institutional advertising campaign which began in the summer of 1999. The increase in audit tax and accounting expenses was primarily related to the Company's purchase of a majority interest in Machinery Leasing of North America, Inc. At September 30, 1999, the Company had 75 employees (one employee per $4.0 million in assets), compared with 62 employees (one employee per $3.5 million in assets) at September 30, 1998. Plans for the remainder of 1999 include continued expansion in lending and support areas of the Company's commercial banking activities. Other areas of expansion include offering investment services in conjunction with LM Financial Partners, Inc. at locations other than the Main Office and Green Hills, and further expansion in the Company's mobile branching system. An investment in an internet banking cash management system available to commercial customers is planned for introduction in late fall of 1999. The increases in other operating expenses during the nine month period ended September 30, 1999, compared to the same period in 1998 consisted of $235,000 related to fraudulent activity on a deposit account, $54,000 in state franchise tax resulting from increased capital, a $67,000 increase in telephone and network access fees, $49,000 in expense on a loan program for accounts receivable financing, $39,000 for other outside services primarily consulting fees, $33,000 for bank security and protection services, $21,000 for amortization of goodwill and minority interest expense related to the acquisition of

BON Leasing, $17,000 in training and education, and an $11,000 increase in legal fees. It is expected that the Company's non-interest expense will also increase slightly during the remainder of 1999 due to expenses related to Year 2000. The costs related to this project have been projected and are not expected to exceed $135,000 during 1999. Year to date 1999 expenses have been approximately $75,000. A more detailed discussion of Year 2000 issues is presented under the caption, "Year 2000". It should also be noted that economic conditions and other factors in the market could further impact non-interest expense.

INCOME TAXES

During the third quarter of 1999, the Company recorded provision for income taxes of $510,000, compared to $403,000 during the same period in 1998.

During the first nine months of 1999, the Company recorded provisions for income taxes of $1,505,000, an increase of $346,000, or 29.90%, compared to $1,159,000 recorded for the same period of 1998. The effective tax rate for each period was 38.00%.

NON-PERFORMING ASSETS AND RISK ELEMENTS

Non-performing assets, which include non-accrual loans, restructured loans and other real estate owned, were $664,000 at September 30, 1999, an increase of $204,000 from $460,000 at December 31, 1998, and a decrease of $45,000 from the $709,000 reported at September 30, 1998. The Company maintains an allowance for loan losses at a level which, in Management's evaluation, is adequate to cover estimated losses inherent in the loan portfolio based on available information at the end of each reporting period. Considerations in establishing the allowance include historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans or leases, the level of non-performing assets and current and forecasted economic conditions.

During the third quarter of 1999, the Company recorded $6,000 in expense related to provision for loan losses compared with $25,000 for the same period in 1998. The provision for loan losses was deemed appropriate due to the acquisition of Machinery Leasing Company of North America, Inc. and due to the level of net recoveries experienced by The Bank coupled with the trend of growth in the loan portfolio. All expenses recorded to provision for loan losses during the third quarter of 1999 were in BON Leasing and The Bank did not make additional provisions for loan losses during this quarter due to the level of net recoveries from loans charged off in prior periods. There were no loans 90 days or more past due and still accruing interest at September 30, 1999 or September 30, 1998.

Other potential problem loans at September 30, 1999 totaled approximately $294,000 compared with $208,000 at September 30, 1998, and $256,000 at December 31, 1998. Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have serious doubts as to the ability of the borrower to fully comply with present repayment terms. Depending on economic changes and future events, these loans and others, which may not be presently identified, could become future non-performing assets. The composition of non-performing assets at September 30, 1999, was 92.20% in non-accrual loans and 7.80% in other real estate owned. This compares to 100% in non-accrual loans at September 30, 1998 and 88.70% in non-accrual loans and 11.30% in other real estate owned at December 31, 1998. The allowance for loan losses was $4.0 million at September 30, 1999, compared with $3.6 million at September 30, 1998 and December 31, 1998. The allowance for loan losses as a percentage of total non-performing assets was 598% at September 30, 1999, 506% at September 30, 1998, and 793% at December 31, 1998. The allowance for loan losses as a percentage of period end loans was 2.08% at September 30, 1999, 2.51% at September 30, 1998, and 2.40% at December 31, 1998. The level of this allowance and the amount of the provision are determined on a quarter by quarter basis, and, given the inherent uncertainties in the estimation process, no assurance can be given as to the amount of the allowance at any future date. It is anticipated that provisions will be made in future periods based on anticipated growth in loan portfolio which will be evaluated together with specific credit risk and economic conditions. As of September 30, 1999, the allocated and unallocated portions of the allowance were $2.9 million and $1.0 million, respectively.

YEAR 2000

Management and the Board of Directors have continued their emphasis on the Year 2000 (Y2K) Readiness. All systems, both mission critical and non-mission critical, have been validated and all necessary remediations have been completed, with all systems now deemed to be Y2K compliant. Additionally, during the second and third quarters of 1999, the Company developed contingency plans for all functional areas and validated these plans as well as having them reviewed by a third party to further ensure their completeness. Although the Company has validated all systems as Year 2000 compliant and system tests have been reviewed by a third party, it is also deemed to be prudent to have well established contingency plans and procedures should there be a Year 2000 failure outside of the Company's control. The Company recognizes the technological and financial risks to both the Company and its customers as the new millennium approaches and has taken appropriate steps as outlined in the Company's "Year 2000 Readiness Disclosure Statement" to combat these risks. The software system utilized for the Company's primary core application processing is fully warranted by a financially strong, publicly traded company that supplies this software to over 200 financial institutions nationwide. The Company has no internally developed systems. Additionally, the Company has actively participated in proxy testing with external vendors upon whom the Company is reliant and has carefully reviewed the results of all tests to ensure these systems are Year 2000 compliant. All system testing was completed prior to June 30, 1999. The costs related to this project are not expected to exceed $135,000 in 1999 and have been considered in the Company's budgeting process. Year to date 1999 expenses have been approximately $75,000.

In addition to testing, remediation and/or replacing systems, as appropriate, the Company has established a Year 2000 Event Plan which will be implemented by key managers during the period beginning September 15, 1999 and continuing through March 31, 2000. The Company is also cognizant of the potential impact of Y2K on its borrowing customers and large depositors and has, therefore, established a system for monitoring the Y2K compliance of these customers. The Company has also assessed its investment portfolio relative to Y2K risk exposure. The portfolio consists primarily of securities guaranteed by agencies of the federal government. These agencies are required to be Y2K compliant. Approximately $1.3 million of debt securities are issued by municipalities. Y2K questionnaires were sent to these issuers and responses were received, evaluated, and deemed to be satisfactory. Additionally, the Company's Y2K task force has carefully monitored the implementation of new systems and changes to any systems to ensure no additional risk is being assumed due to changes in technology systems subsequent to Y2K compliance testing. There are no changes or renovations planned for the Company's core processing systems during the remainder of 1999. The Company has prepared contingency plans and liquidity plans relative to customer activity, which will be implemented, as appropriate, during 1999 to ensure the Company is well prepared to serve its customers. During the second and third quarters of 1999, the Company conducted a certificate of deposit advertising campaign, which resulted in a significant increase in the level of deposits further ensuring the Company's liquidity during the period of the Year 2000 Event. These plans are being carefully monitored and implemented to ensure the Company continues to be well prepared to serve its customers prior to, during and after the Y2K Event. The Company has also established a Y2K communication plan and will continue to communicate with its customers for the remainder of 1999. Y2K credit risk continues to be assessed on all loans above a pre-determined amount, Y2K language has been incorporated into contracts and loan agreements, and the Company continues to educate all officers and staff to be attuned to the potential risks associated with Y2K. A Year 2000 compliance review was performed on Machinery Leasing Company of North America, Inc. prior to the Company's purchase of a majority interest in this company. Members of senior management of the Company have been actively involved in the Year 2000 Project both within The Bank and on a national basis on behalf of the financial services industry. Management and the Board of Directors remain committed to ensuring that the Company's customers and shareholders will not be impacted by the Y2K issue.

MARKET RISK MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial movement in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes on interest rates on its net interest income and market value of equity using several tools. At least quarterly, the Asset Liability Committee (ALCO) of the Board of Directors reviews interest rate risk considering results compared to policy, current rate and economic outlooks, loan and deposit demand levels, pricing and maturity of assets and liabilities, impact on net interest income under varying rate scenarios, regulatory developments, comparison of modified duration of both assets and liabilities as well as any appropriate strategies to counteract adverse interest rate projections. The Company's imbalance between the duration of assets and liabilities is limited to under one year and generally should not exceed one-half year. One measure of the Company's exposure to changes in interest rates between assets and liabilities is shown in the Company's September 30, 1999 gap table below:

                                                   Expected Repricing or Maturity Date
                                   ----------------------------------------------------------------
                                    Within          One          Two          After
                                      One          to Two      to Five        Five
(Dollars In Thousands)               Year           Years       Years         Year         Total
---------------------------------------------------------------------------------------------------
Assets
   Debt and equity securities     $  22,079       $34,200      $ 3,508      $ 8,525      $ 68,312
   Average rate                        6.39%         6.63%        7.04%        6.57%         6.57%
   Net interest-earning loans       134,721        10,375       33,129       12,541       190,766
   Average rate                        8.45%         8.79%        8.51%        8.19%         8.46%
   Federal funds sold                27,000            --           --           --        27,000
   Average rate                        5.25%           --           --           --          5.25%
   Other                                317            --           --           --           317
   Average rate                        5.25%           --           --           --          5.25%
---------------------------------------------------------------------------------------------------
Total interest-earning assets       184,117        44,575       36,637       21,066       286,395
Liabilities
   Deposits                         180,665        30,026        3,944            3       214,638
   Average rate                        4.58%         5.53%        5.87%        4.95%         4.74%
   Federal Home Loan
   Bank borrowings                   14,500            --           --           --        14,500
   Average rate                        5.57%           --           --           --          5.57%
---------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                       195,165        30,026        3,944            3       229,138
---------------------------------------------------------------------------------------------------
Interest rate sensitivity gap     $ (11,048)      $14,549      $32,693      $21,063
---------------------------------------------------------------------------------------------------
Cumulative interest rate
  sensitivity gap                 $ (11,048)      $ 3,501      $36,194      $57,257
===================================================================================================

Management recommends appropriate levels of interest rate risk to be assumed within limits approved by the Board of Directors regarding the maximum fluctuations acceptable in the market value of equity and in earnings, assuming sudden rate movements (rising or falling) up to 200 basis points. The Company's policy establishes a maximum change in annual pre-tax net interest income with a 200 basis point change in rates to 10% while establishing a maximum change allowable in pre-tax market value of equity to 12% in the same assumed rate environment. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital while structuring the Company's assets and liabilities to obtain the maximum yield-cost spread. The Company relies primarily on its asset liability structure to control interest rate risk. Based on September 30, 1999 financial statements, a 200 basis point change in rates would produce net interest income variations of a .44% decrease assuming rising rates and a 1.86% decrease assuming falling rates. Additionally, the 200 basis point rate shock would produce changes in the market value of equity reflecting a decrease of 4.91% assuming rising rates and a 4.55% increase assuming falling rates.

BALANCE SHEET

The Company's total assets at September 30, 1999, were $303.1 million, an increase of $64.9 million, or 27.20%, from December 31, 1998. This increase was due to a $38.1 million increase in total loans outstanding, a $27.0 million increase in federal funds sold, a $1.9 million increase in cash and due from banks, a $.7 million increase in premises and equipment, and a $.9 million in accrued interest and other assets. These increases were partially offset by a decrease of $3.4 million in investment securities. Total deposits at September 30, 1999, were $238.6 million, an increase of $76.1 million, or 46.80%, from $162.6 million at December 31, 1998. The increase in deposits was comprised of a $37.8 million increase in money market accounts, a $20.5 million increase in time certificates of deposit less than $100,000, $11.0 million increase in certificates of deposit $100,000 or greater, $6.0 million increase in non-interest bearing demand deposits and an increase of $.8 million in NOW accounts. The increases in all deposit categories reflects the Company's efforts in expanding its branches and increasing its marketing efforts. Borrowed funds remained level at $14.5 million at September 30, 1999 compared to December 31, 1998. Borrowed funds consisted solely of borrowings from The Federal Home Loan Bank.

CAPITAL ADEQUACY AND LIQUIDITY

The Bank's capital position continued to remain strong during the first nine months of 1999. The Company experienced a significant change in its capital structure in December of 1998 as 2.0 million warrants, each representing the right to acquire a common share of stock at a price of $12.50, were exercised resulting in the addition of $25.0 million in new equity capital. All warrants had an expiration date of December 31, 1998 and there are no remaining warrants outstanding. Management and the Board of Directors employed Dorland & Associates to assist in the evaluation of potential long-term strategies to more effectively deploy the additional capital. During the first nine months of 1999, the Company created a title agency through a joint venture with Mooreland Title Company, LLC of Brentwood, Tennessee, and purchased a majority interest in Machinery Leasing Company of North America, Inc., as well as opening the Hendersonville location of The Bank of Nashville. Additionally, the Company began the implementation of an internal growth plan by expanding its lending capabilities through the addition of loan officers with experience in the local market area. In March of 1999, the Board of Directors approved the repurchase of up to 400,000 shares of the Company's stock. As of September 30, 1999, 294,500 shares had been repurchased by the Company. The evaluation and implementation of appropriate long-term business opportunities are expected to continue throughout the remainder of 1999.

Shareholders' equity (excluding other comprehensive income) at September 30, 1999, was $47.8 million, or 15.80% of total assets, which compares with $28.3 million, or 13.20% of total assets, at September 30, 1998 and $50.8 million, or 21.30% of total assets at December 31, 1998.

Shareholders' equity was $47.2 million, or 15.80% of total assets, at September 30, 1999, which compares with $28.8 million, or 13.20%, of total assets at September 30, 1998 and $51.2 million, or 21.50%, of total assets at December 31, 1998. The decrease in total equity during the first nine months of 1999 resulted from the repurchase of common stock, dividends paid, and a decrease of $972,000 in accumulated other comprehensive income, net of taxes, resulting from the decline in unrealized gain/losses on securities for sale at September 30, 1999, compared with year end 1998. These decreases were partially offset by earnings during the first nine months of 1999.

While, in the past, the Company's capital ratios have exceeded all regulatory requirements, currently its ratios indicate a significant amount of excess capital based on industry standards and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") minimum ratios, resulting from the addition of new capital in late 1998. The Company reported dividend payments of $1.4 million during the first nine months of 1999 compared with $.4 million for the same period in 1998. A quarterly dividend payment of $.07 per share was made during the first quarter of 1999 and dividends of $.13 per share was paid during the second and third quarters of 1999. It should be noted that the increases in the dividend payment per share combined with approximately 1.5 million additional shares outstanding in 1999 significantly increased the total amount of dividend payments. The Company repurchased 294,500 shares of stock during the first nine months of 1999 under a plan approved by its Board of Directors to repurchase up to 400,000 shares of the Company's stock. At September 30, 1999, the Company's primary and total capital ratios to adjusted assets were 17.95% and its total risk based capital ratio was 23.50%. These ratios compare to primary and total capital ratios to adjusted assets of 24.30% at December 31, 1998 and a risk based capital ratio at December 31, 1998, of 31.60%. Federal Deposit Insurance Corporation Improvement Act minimum primary and total capital ratios for "well capitalized" banks are 4% and 8%, respectively.

The Company's principal sources of asset liquidity are marketable securities available for sale and federal funds sold, as well as maturities of securities. The estimated average maturity of securities was 6.3 years at September 30, 1999, compared to 7.0 years at December 31, 1998. At September 30, 1999 and December 31, 1998, all securities were held as available for sale. Securities available for sale were $68.3 million at September 30, 1999, compared to $71.7 million at December 31, 1998. The Company had federal funds sold at September 30, 1999, of $27.0 million, compared to no federal funds sold at December 31, 1998. Core deposits, a relatively stable funding base, comprised 81.91% of total deposits at September 30, 1999, and 80.20% at December 31, 1998. Core deposits represent total deposits excluding time certificates of $100,000 or greater. The increased liquidity reflected at September 30, 1999, in the Company's marketable securities portfolio and federal funds sold is deemed appropriate as a part of the Company's Year 2000 Liquidity Plan.

                                     PART II

                                OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                         Description
-----------                         -----------

10       Material Contracts

10.18 Executive Employment Agreement between Community Financial Group, Inc., The Bank of Nashville and Mack S. Linebaugh, Jr. dated September 14, 1999

10.19 Executive Employment Agreement between Community Financial Group, Inc., The Bank of Nashville and Julian C. Cornett dated September 14, 1999

10.20 Executive Employment Agreement between Community Financial Group, Inc., The Bank of Nashville and Anne J. Cheatham dated September 14, 1999

10.21 Executive Employment Agreement between Community Financial Group, Inc., The Bank of Nashville and T. Wayne Hood dated September 14, 1999

10.22 Executive Employment Agreement between Community Financial Group, Inc., The Bank of Nashville and Joan B. Marshall dated September 14, 1999

11       Statement regarding computation of earnings per share.

27       Financial Data Schedule (for SEC use only)


(B) The were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY FINANCIAL GROUP, INC.
                                        Registrant

November 15, 1999                       /s/ Mack S. Linebaugh, Jr.
----------------------                  ----------------------------------------
Date                                    Mack S. Linebaugh, Jr.
                                        President, Chairman of the Board,
                                        Chief Executive Officer and
                                        Chief Financial Officer