Form 10-K405
period 1999-12-31
COMMUNITY FINANCIAL GROUP INC
filed 2000-03-30
CIK 852677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K



(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1999
                                           ------------------------------------

Commission File Number   0-28496
                       -------------------------------------------

 Community Financial Group, Inc.
-------------------------------------------------------------------------------
(Name of registrant as specified in its charter)

           Tennessee                                      62-1626938
----------------------------------             --------------------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                    Identification No.)

 401 Church Street             Nashville, Tennessee               37219-2213
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (615) 271-2000
                                                   --------------

      Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $6 per share
-------------------------------------------------------------------------------
                               (Title of Class)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (price at which the stock sold) of Community Financial Group, Inc., voting common stock held by non-affiliates as of March 9, 2000, was $42,159,137.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                      Outstanding at
          Class                                       March 15, 2000
        ---------                                     --------------
Common stock $6 par value                            3,831,191 shares


                   Documents Incorporated by Reference:

     Document from which portions                    Part of Form 10-K to
     are incorporated by reference                    which incorporated
     -----------------------------                   --------------------
1.    Annual Report to Shareholders for year          Part I - Item 1
        ended December 31, 1999                       Part II - Items 5, 7
                                                        7A, and 8

2.    Proxy Statement dated April 10, 2000            Part III - Items 10,
      to be filed with the Securities and                 11, 12 and 13
      Exchange Commission within 120 days
      after the fiscal year ended December
      31, 1999


                                                                          Referenced
                                                                           Form 10-K
Item 1.       Description of Business                                          3
Item 2.       Description of Properties                                       10
Item 3.       Legal Proceedings                                               11
Item 4.       Submission of Matters to a Vote of
                Security Holders                                              11

                                 PART II

Item 5.       Market for Common Equity and Related
                Shareholder Matters                                           11
Item 6.       Selected Financial Data                                         12
Item 7.       Management's Discussion and Analysis                            13
Item 7A.      Quantitative and Qualitative Disclosures about
                Market Risk                                                   13
Item 8.       Financial Statements and Supplementary Data                     13
Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           13

                                PART III

Item 10.      Directors and Executive Officers of the Registrant              13
Item 11.      Executive Compensation                                          14
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                                14
Item 13.      Certain Relationships and Related Transactions                  14

                                 PART IV

Item 14.      Exhibits, List and Reports on Form 8-K                          14

              Signatures                                                      19

ITEM 1 - DESCRIPTION OF BUSINESS


On December 13, 1995, Community Financial Group, Inc. ("CFGI"), was incorporated as a Tennessee Corporation. CFGI also filed an application with the Board of Governors of the Federal Reserve System for prior approval to become a one bank holding company pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended. This application was filed on January 22, 1996, and approval was received on March 29, 1996. The holding company began operations April 30, 1996, following approval of a majority of the shareholders of The Bank of Nashville.

As of December 31, 1999, CFGI owned The Bank of Nashville (The Bank) and its subsidiaries Machinery Leasing Company of North America (BON Leasing) and TBON
- Mooreland Joint Venture. CFGI and The Bank, including its subsidiaries, are collectively referred to herein as "the Company".

The Bank was incorporated under the laws of the State of Tennessee, on July 10, 1989. The Bank was approved as a State Bank, is a member of the Federal Reserve System, and is insured by the Federal Deposit Insurance Corporation. The initial business day for the Bank was November 20, 1989. The Company now has a total of 80 employees. The Bank formed TBON-Mooreland Joint Venture on April 9, 1999 and on June 18, 1999 purchased a majority interest in BON Leasing.

The present area and scope of the Company's activities include providing a full range of banking and related financial services, including commercial banking, consumer banking, financial and investment services, real estate finance, lease financing and title services. The Company has four traditional locations with its Main Office at 401 Church Street, the Green Hills office at 3770 Hillsboro Pike, the Brentwood office at 5105 Maryland Way and the Hendersonville office at 100 Maple Drive North. Additionally, these locations are complemented by the Company's "Bank on Call" mobile branches which operate throughout the market area with "at your office" banking convenience. LMFP, Inc., a subsidiary of Legg Mason Wood Walker, Inc., operates Investment Centers in the Company's Main Office and Green Hills locations which provide bank customers with convenient access to a wide array of investment products and fiduciary services.

The Company is well capitalized as demonstrated by a total risk-based capital ratio of 22.4%, tier 1 risk-based capital ratio of 21.1% and tier 1 leverage ratio was 16.1% at December 31, 1999. Additionally, at year end 1999, the Bank's capital ratios reflected total risk based capital ratio at 14.1%, tier 1 risk-based capital ratio at 12.8% and tier 1 leverage ratio at 10.2%. These capital ratios exceed the current regulatory minimum requirements.

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

The activities in which the Company engages are very competitive. Generally, the Company competes with other banks and nonbank financial institutions located primarily in the Middle Tennessee market area. The principal methods of competition center around such aspects as interest rates on loans and deposits, decision making relationship management, customer services, and other service oriented fee based products. Most of the Company's competitors are regional and national corporations with substantially more assets and personnel than the Company.

The Company actively competes for loans and deposits with other commercial banks, brokerage firms, leasing companies and credit unions. Consumer finance companies, department stores, mortgage brokers, and insurance companies are also significant competitors for various types of loans. There is also active competition for various types of fiduciary and investment business from other banks, trust companies, brokerage firms, investment companies, and others.

The Company is headquartered in the downtown central business district of Nashville. The Company occupies space in the lower level, the second floor, the third floor and twenty-third floor of the L & C Tower, located at 401 Church Street, a location which serves as the Bank's Main Office. The Company now operates ATM's and cash dispensers in various locations throughout its market, serving local businesses and individuals as well as tourists. In 1996, the Company received regulatory approval to establish a mobile branch. The mobile branch brings traditional banking services to the Company's customers at their locations. Other full service branch offices, include the Green Hills office which opened in January 1997, the Brentwood office located in Maryland Farms in Brentwood, Tennessee which opened in September 1998, and the Hendersonville office which opened in May, 1999. If deemed appropriate, additional offices may be established subject to regulatory approval.

During 1999, the Company declared dividends of $.46 per share which resulted in a dividend payout ratio of 53.49%. Other information relating to current banking issues and the regulatory environment are addressed in the 1999 Annual Report to Shareholders.

The following schedules are provided in accordance with Guide 3 "Statistical Disclosure by Bank Holding Companies." All schedules, except those noted below, have been omitted since the required information is either not applicable or is incorporated by reference in the Company's 1999 Annual Report.

           -  Schedule III-A - Types of Loans
           - Schedule III-B - Maturities and Sensitivities of Loans to Changes in Interest Rates
           -  Schedule III-C - Risk Elements
           -  Schedule IV-A - Analysis of the Allowance for Loan Losses
              Schedule IV-B - Allocation of the Allowance for Loan
                Losses
           -  Schedule VI - Return on Equity and Assets
           -  Schedule VII - Short-term Borrowings

III.     LOAN PORTFOLIO

         The following table presents a summary of loan types (net of unearned income) by categories for the last five years.

                                 SCHEDULE III-A

                                 TYPES OF LOANS

                                                            December 31,
                             -----------------------------------------------------------------------
     (In thousands)            1999            1998             1997           1996           1995
                             --------        --------         --------       --------        -------
     Loans (net of
       unearned
       income of
       $2,171, $295,
       $297, $256
       and $203
       respectively)
     Commercial              $ 70,166        $ 51,970         $ 38,571       $ 35,721        $40,657
     Real estate -
       mortgage
       loans                  102,476          79,455           71,055         58,763         48,648
     Real estate -
       construction            19,688          14,667            9,426          9,467          5,952
     Consumer                   5,870           6,583            3,697          3,937          3,083
     Lease
       financing                7,311              --               --             --             --
                             --------        --------         --------       --------        -------

                             $205,511        $152,675         $122,749       $107,888        $98,340
                             ========        ========         ========       ========        =======

Most of the Company's loan activity is with customers located in the Middle Tennessee region while leasing activities are nationwide. Generally, loans are secured by real estate, inventory, accounts receivable, stock, time certificates, or other assets and leases are secured by equipment. The loans/leases are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Real estate mortgage and construction loans reflected in the preceding schedule are comprised primarily of loans to commercial borrowers.

At December 31, 1999, funded and unfunded commitments as classified by Standard Industry Classification codes include borrowers in the real estate industry approximating $27.3 million and $6.4 million, respectively, and loans to building contractors approximating $14.5 million and $11.3 million, respectively. At December 31, 1998, funded and unfunded loan commitments to borrowers in the real estate industry were approximately $27.2 million and $5.2 million, respectively, and loans to building contractors were approximately $8.8 million and $10.1 million, respectively.

The following table presents the maturity distribution of loan categories at December 31, 1999 (in thousands).

                                 SCHEDULE III-B

                                 TYPES OF LOANS

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                           CHANGES IN INTEREST RATES

                                           One          After One         After
                                           Year        But Within         Five
         (In Thousands)                  Or Less       Five Years         Years           Total
                               ----------------------------------------------------------------
         (Net of Unearned
           Income)
             Commercial                  $33,649         $32,451         $ 4,066       $ 70,166

             Real estate -
               mortgage                   20,061          28,962          53,453        102,476

             Real estate -
               construction                6,538           2,490          10,660         19,688

             Consumer                      3,418           2,398              54          5,870

             Lease financing                 282           7,029              -           7,311
                                         -------         -------         -------       --------

                                         $63,948         $73,330         $68,233       $205,511
                                         =======         =======         =======       ========
           For maturities
             over one year:
               Fixed                  $64,134
               Floating                77,429


The following table list risks elements from the loan portfolio for the last five years.

                                 SCHEDULE III-C

                                 RISK ELEMENTS

                                                                          December 31,
                                               ----------------------------------------------------------------
(In thousands)                                 1999           1998            1997          1996           1995
                                               ----           ----            ----          ----           ----
Nonaccrual loans                               $291           $408          $1,094          $579           $451

Past due ninety days
  and still accruing                           None           None            None          None           None

Restructured loans                             None           None            None          None           None

                                SCHEDULE IV - A
                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


The following table represents a recap of activity in the allowance for loan losses during the past five years.

(In Thousands)                                  1999           1998             1997            1996          1995
                                                ----           ----             ----            ----          ----
ALLOWANCE FOR LOAN
  LOSSES, JANUARY 1                         $   3,646       $   3,128        $   2,878       $   3,034      $  2,841

LOAN CHARGED OFF:
 Commercial                                      (608)            (41)            (169)           (450)         (344)
 Real estate                                     (129)            (38)              --            (243)           --
 Consumer                                         (20)             (5)              --              (4)           (1)
 Lease financing                                  (15)             --               --              --            --
                                            ---------       ---------        ---------       ---------      --------
       Total charge-offs                         (772)            (84)            (169)           (697)         (345)
                                            ---------       ---------        ---------       ---------      --------

RECOVERIES OF LOANS
 PREVIOUSLY CHARGED OFF:
 Commercial                                       988             222              317             494           929
 Real estate                                       --               2               --              46           129
 Consumer                                           2             250                2               1            --
                                            ---------       ---------        ---------       ---------      --------
       Total recoveries                           990             474              319             541         1,058
                                            ---------       ---------        ---------       ---------      --------

NET RECOVERIES
 (CHARGE-OFFS)                                    218             390              150            (156)          713

PROVISION CHARGED
 (CREDITED)TO
 OPERATIONS                                       106             128              100              --          (520)

PURCHASED RESERVE
 OF BON LEASING                                    92              --               --              --            --
                                            ---------       ---------        ---------       ---------      --------

ALLOWANCE FOR LOAN
 LOSSES, DECEMBER 31                        $   4,062       $   3,646        $   3,128       $   2,878      $  3,034
                                            =========       =========        =========       =========      ========

LOANS, net of unearned
 income
  Year-end                                  $ 205,511       $ 152,675        $ 122,749       $ 107,888      $ 98,340
  Average during
   year                                     $ 176,027       $ 133,660        $ 114,835       $ 102,895      $ 89,522

Allowance for loan
 losses to year-end
 loans, net of
 unearned income                                 1.98%           2.39%            2.55%           2.67%         3.09%

Provision (credit)
 for loan losses to
 average loans, net
 of unearned income                               .06%            .10%             .09%             --          (.58)%

Net recoveries
 (charge-offs) to
 average loans, net
 of unearned income                               .12%            .29%             .09%           (.15)%         .80%

                                SCHEDULE IV - B
                   ALLOCATION OF THE ALLOWANCE LOAN FOR LOSES


The following table presents the allocation of the allowance for loan losses for the past five years.

                                                                          December 31,
                                            ---------------------------------------------------------------------
(In Thousands)                              1999              1998            1997            1996           1995
                                            ----              ----            ----            ----           ----
BALANCE APPLICABLE TO:
 Commercial                                 $1,663          $  918           $  916          $  775         $  735
 Real estate -
  mortgage loans                             1,160           1,006              967             900            730
 Real estate -
  construction loans                           212             133              128             140             55
 Consumer                                       54              47               79              58             80
 Lease financing                               103              --               --              --             --
 Unallocated                                   870           1,542            1,038           1,005          1,434
                                            ------          ------           ------          ------         ------

                                            $4,062          $3,646           $3,128          $2,878         $3,034
                                            ======          ======           ======          ======         ======

PERCENT OF TOTAL
 ALLOCATION
 Commercial                                   41.0%           25.2%            29.3%           26.9%          24.2%
 Real estate -
  mortgage loans                              28.6            27.6             30.9            31.3           24.1
 Real estate -
  construction loans                           5.2             3.6              4.1             4.9            1.8
 Consumer                                      1.3             1.3              2.5             2.0            2.6
 Lease financing                               2.5              --               --              --             --
 Unallocated                                  21.4            42.3             33.2            34.9           47.3
                                            ------          ------           ------          ------         ------

                                             100.0%          100.0%           100.0%          100.0%         100.0%
                                            ======          ======           ======          ======         ======

The following table presents the company's return on average equity and average assets for the last three years.

                                  SCHEDULE VI
                          RETURN ON EQUITY AND ASSETS

                                                                         1999              1998            1997
                                                                         ----              ----            ----
Return on average assets                                                 1.30%             1.23%            1.08%
Return on average shareholders' equity
  (excluding accumulated other
  comprehensive income)                                                  7.09              9.56             9.05
Dividend payout ratio                                                   53.49             22.22            21.51
Average equity to average assets
  (excluding accumulated other
  comprehensive income)                                                 18.34             12.88            11.92
Net interest margin                                                      4.65              4.28             3.96

                                  SCHEDULE VII
                             SHORT-TERM BORROWINGS

The following table details information on the Company's short-term borrowings for the last three years.

(Dollars in thousands)                                                 1999             1998             1997
                                                                       ----             ----             ----

Outstanding end of period                                            $ 5,000          $ 8,000          $  --
Weighted average rate period end                                        5.25%            4.84%            N/A

Month-end maximum during the period                                   18,100           10,000           7,800

Period average                                                       $ 3,102          $   574          $  473
Weighted average rate paid                                              5.05%            5.11%           5.50%

The above mentioned borrowings represent federal funds overnight borrowings from correspondent banks. The term of the borrowings was for one day at the applicable overnight rate.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company, located at 401 Church Street, Nashville, Tennessee, occupies a total of 15,296 square feet on four floors of the L&C Tower, a 31-story office building. The L&C Tower has a total of 158,907 gross square footage and is located on .391 acres. The Company's space is leased from LC Tower, L.L.C. (the "Landlord"). The lease, dated August 4, 1989, has an initial term of twenty years with three five-year renewal options.

The Company occupies 4,670 square feet in the Glendale Shopping Center located at 3770 Hillsboro Pike, Nashville, Tennessee. The Company's space is leased from Coleman Partners, a Tennessee Partnership, with the lease, dated August 1, 1996, having an initial term of five years with three five-year renewal options.

The Company occupies 4,000 square feet in The Bank of Nashville Building located at 5105 Maryland Way, Brentwood, Tennessee. The Company's space is leased from Graystone, LLC. The lease, dated August 4, 1997, and has an initial term of ten years with three five-year renewal options.

The Company occupies 3,800 square feet in the newly constructed building located at 100 Maple Drive North in Hendersonville, Tennessee. The company owns the land and building, having purchased the land in June, 1998 and completed construction in April, 1999.


ITEM 3 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following portion of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference:

Common Stock Information     Page 50

ITEM 6 - SELECTED FINANCIAL DATA

(Dollars in thousands
 except per share)                            1999             1998            1997             1996           1995
                                              ----             ----            ----             ----           ----
Interest income                             $  20,975       $  16,591        $  15,260       $  12,899      $  12,247
Interest expense                                9,053           8,035            7,956           6,446          6,642
                                            ---------       ---------        ---------       ---------      ---------
Net interest income                            11,922           8,556            7,304           6,453          5,605
Provision for
 loan losses                                      106             128              100              --           (520)
                                            ---------       ---------        ---------       ---------      ---------
Net interest income
 after provision for
 loan losses                                   11,816           8,428            7,204           6,453          6,125
Non-interest income                             2,675           1,805            1,421             927            722
Non-interest expense                            8,845           6,071            5,236           4,665          4,301
                                            ---------       ---------        ---------       ---------      ---------
Income before
 income taxes                                   5,646           4,162            3,389           2,715          2,546
Income tax expense                              2,145           1,581            1,331             168             32
                                            ---------       ---------        ---------       ---------      ---------
Net income                                  $   3,501       $   2,581        $   2,058       $   2,547      $   2,514
                                            =========       =========        =========       =========      =========

Per Common Share:
Earnings diluted                            $    0.85       $    0.78        $    0.89       $    1.15      $    1.14
Earnings basic                                   0.86            1.08             0.93            1.16           1.15
Dividends paid                                   0.46            0.24             0.20            0.16             --
Market Price:
 High                                       $   18.13       $   17.06        $   15.13       $   11.75      $   10.75
 Low                                            11.00           11.81            10.75            9.75           6.75
 Close                                          12.75           12.63            15.00           11.25          10.75
Book value
 (excluding accumulated
 other comprehensive income)                    12.31           12.06            10.74           10.00           9.00

Average Balances:
Total Assets                                $ 269,137       $ 209,501        $ 190,766       $ 158,615      $ 149,008
Earning assets                                256,648         200,245          184,257         154,503        145,377
Loans                                         176,027         133,660          114,835         102,895         89,522
Deposits                                      199,089         167,294          152,640         132,853        128,835
Long-term debt                                 15,376          12,144           12,651           2,745             --
Shareholders'
 equity                                        49,200          27,313           22,846          20,964         18,337

At December 31:
Total Assets                                $ 308,106       $ 238,185        $ 204,887       $ 166,679      $ 152,800
Earnings assets                               294,785         225,291          198,293         161,150        147,264
Loans                                         205,511         152,675          122,749         107,888         98,340
Allowance for
 loan losses                                    4,062           3,646            3,128           2,878          3,034
Deposits                                      229,141         162,553          164,099         133,270        130,534
Long-term debt                                 24,500          14,500           14,500           9,500             --
Shareholders'
 equity                                        47,315          51,717           24,052          22,085         20,012

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following portions of the 1999 Annual Report are herein incorporated by reference.

               Management's Discussion and Analysis of Results of
                 Operations and Financial Condition on pages 8 through 27.


ITEM 7A - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following portions of the 1999 Annual Report are herein incorporated by reference.

               Management's Discussion and Analysis of Results of
                 Operations and Financial Condition on pages 8 through 27.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following portions of the 1999 Annual Report are incorporated herein by reference.

                 Financial Statements and Report of Independent
                   Auditors on pages 28 through 46 and page 48.
                 Quarterly Results of Operations on page 49.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and the information regarding executive officers called for by this item is contained in the sections entitled "Election of Directors" and "Executive Officers" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders, dated April 10, 2000, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is contained in the section entitled "Compensation of Management and Other Information" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders, dated April 10, 2000, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is contained in the section entitled "Stock Ownership" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders dated April 10, 2000, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is contained in the section entitled "Transactions with Directors and Executive Officers" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders dated April 10, 2000, and is incorporated herein by reference.


ITEM 14 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

          (1)      Financial Statements

                   The following consolidated financial statements and the Report of KPMG LLP, Independent Auditors, are on pages 28 through 46 and page 48 of the 1999
                   Annual Report and are incorporated herein by reference.

                   -  Consolidated Balance Sheets at December 31, 1999
                       and 1998
                   -  Consolidated Statements of Income for the Years
                       Ended December 31, 1999, 1998 and 1997
                   -  Consolidated Statements of Shareholders' Equity
                       and Comprehensive Income for the Years Ended
                       December 31, 1999, 1998 and 1997
                   -  Consolidated Statements of Cash Flows for the
                       Years Ended December 31, 1999, 1998 and 1997
                   -  Notes to Consolidated Financial Statements

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

                  4. Instruments defining the rights of security holders, including indentures.

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

                  10.12 Financial Advisor Agreement dated May 1, 1998 between The Bank of Nashville and Harold J. Castner.
                           Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report Form 10KSB for the year ended December 31, 1998.

                  10.13 Financial Advisor Agreement dated May 1, 1998 between The Bank of Nashville and Pamela F. Morris.
                           Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report Form 10KSB for the year ended December 31, 1998.

                  10.14    Financial Advisor Promissory Note Repayment
                           Agreement dated July 24, 1998 between The Bank of
                           Nashville and Harold J. Castner, and Exhibit A
                           Promissory Note. Incorporated by reference to
                           Exhibit 10.14 to the Registrant's Annual Report Form
                           10KSB for the year ended December 31, 1998.

                  10.15    Financial Advisor Promissory Note Repayment
                           Agreement dated July 24, 1998 between The Bank of
                           Nashville and Pamela F. Morris and Exhibit A
                           Promissory Note. Incorporated by reference to
                           Exhibit 10.15 to the Registrant's Annual Report Form
                           10KSB for the year ended December 31, 1998.


                  10.18    Executive Employment Agreement between Community
                           Financial Group, Inc., The Bank of Nashville and
                           Mack S. Linebaugh, Jr. dated September 14, 1999.

                  10.19    Executive Employment Agreement between Community
                           Financial Group, Inc., The Bank of Nashville and
                           Julian C. Cornett dated September 14, 1999.

                  10.20    Executive Employment Agreement between Community
                           Financial Group, Inc., The Bank of Nashville and
                           Anne J. Cheatham dated September 14, 1999.

                  10.21    Executive Employment Agreement between Community
                           Financial Group, Inc., The Bank of Nashville and T.
                           Wayne Hood dated September 14, 1999.

                  10.22    Executive Employment Agreement between Community
                           Financial Group, Inc., The Bank of Nashville and
                           Joan B. Marshall dated September 14, 1999.

                  10.23    First Amendment to the Lease Agreement dated April
                           13, 1999 between The Bank of Nashville and LC Tower,
                           LLC.

                  11.      Statement re computation of per share earnings.

                  12.      Statement re computation of ratios. Not applicable.

                  13.      1999 Annual Report to Shareholders.

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

                  23.       Consent of KPMG LLP

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

THE BANK OF NASHVILLE

By: /s/ Mack S. Linebaugh, Jr.                    Date:   March 28, 2000
   --------------------------

Mack S. Linebaugh, Jr.
Chairman of the Board,
President, Chief Executive
Officer and Chief
Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons or behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mack S. Linebaugh, Jr.              /s/ L. Leon Moore
--------------------------              -----------------
Mack S. Linebaugh, Jr.                  L. Leon Moore
Chairman of the Board,                  Director
President, Chief
Executive Officer                       Dated March 28, 2000
and Chief Financial
  Officer


Dated March 28, 2000

/s/ J. B. Baker, Jr.                    /s/ Perry W. Moskovitz
--------------------------              ----------------------
J. B. Baker, Jr.                        Perry W. Moskovitz
Director                                Director

Dated March 28, 2000                    Dated March 28, 2000


/s/ Jo D. Federspiel                    /s/ C. Norris Nielsen
--------------------------              ---------------------
Jo D. Federspiel                        C. Norris Nielsen
Director                                Director

Dated March 28, 2000                    Dated March 28, 2000

/s/ Richard H. Fulton                   /s/ David M. Resha
--------------------------              ------------------
Richard H. Fulton                       David M. Resha
Director                                Director

Dated March 28, 2000                    Dated March 28, 2000


/s/ Edgar Thornton
------------------
G. Edgar Thornton
Director

Dated March 28, 2000