Form 10-Q
period 2000-03-31
COMMUNITY FINANCIAL GROUP INC
filed 2000-05-15
CIK 852677

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X]    Quarterly Report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934


        For the quarterly period ended                 March 31, 2000
                                       -----------------------------------------

Commission File Number:    0-28496
                       ---------------------------------------------------------

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


         (615) 271-2000    (Registrant's telephone number, including area code)
--------------------------


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

             Common shares outstanding 3,643,147 as of May 3, 2000.

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                    Page(s)
                                                                                                    -------

ITEM 1.           FINANCIAL STATEMENTS

-         Consolidated Balance Sheets - March 31, 2000 and December 31, 1999...................           1

-         Consolidated Statements of Shareholders' Equity and Other
           Comprehensive Income - Three Months Ended March 31, 2000 and 1999...................           2

-         Consolidated Statements of Income - Three Months Ended
            March 31, 2000 and 1999............................................................           3

-         Consolidated Statements of Cash Flows
            - Three Months Ended March 31, 2000 and 1999.......................................         4 - 5

-         Notes to Consolidated Financial Statements...........................................         6 - 9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..................................................        10 - 16


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK       ...................................................................           14

                                    PART II

                               OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................................           17

Signatures        .............................................................................           18

Exhibit 11        .............................................................................           19

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                                  March 31,       December 31,
                                                                                                    2000               1999

                                                                                                  ---------       -----------
Cash and due from banks                                                                           $   9,817         $  11,483
Federal funds sold                                                                                   16,500            14,300
Securities available for sale (amortized cost of $74,024 and $76,467, respectively)                  72,261            74,877
Loans (net of unearned income of $2,475 and $2,171, respectively):
   Commercial                                                                                        73,339            70,166
   Real estate - mortgage loans                                                                     117,854           102,476
   Real estate - construction loans                                                                   9,157            19,688
   Consumer                                                                                           8,987             5,570
   Leases financing                                                                                   8,635             7,311
                                                                                                  ---------         ---------
          Loans, net of unearned income                                                             217,972           205,511

   Less allowance for loan losses                                                                    (4,260)           (4,062)
                                                                                                  ---------         ---------
          Total Net Loans                                                                           213,712           201,449
                                                                                                  ---------         ---------

Premises and equipment, net                                                                           3,522             3,529
Accrued interest and other assets                                                                     2,723             2,468
                                                                                                  ---------         ---------

          Total Assets                                                                            $ 318,535         $ 308,106
                                                                                                  =========         =========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Non-interest bearing demand deposits                                                            $  20,890         $  18,480
  Interest-bearing deposits:
   NOW accounts                                                                                      20,807            16,019
   Money market accounts                                                                             76,080            91,892
   Time certificates less than $100,000                                                              54,804            54,383
   Time certificates $100,000 and greater                                                            65,909            48,367
                                                                                                  ---------         ---------
           Total Deposits                                                                           238,490           229,141
                                                                                                  ---------         ---------

   Federal Home Loan Bank and other borrowings                                                       15,810            24,500
   Federal funds purchased                                                                           15,000             5,000
   Accounts payable and accrued liabilities                                                           3,474             2,150
                                                                                                  ---------         ---------
         Total Liabilities                                                                          272,774           260,791
                                                                                                  ---------         ---------

Commitments and contingencies (Note G)                                                                   --                --

Shareholders' equity:
   Common stock, $6 par value; authorized 50,000,000 shares;  issued and
     outstanding shares, 3,818,428 in 2000 and 3,923,640 in 1999                                     22,911            23,542
   Additional paid-in capital                                                                        16,395            17,381
   Retained earnings                                                                                  7,549             7,379
   Accumulated other comprehensive loss, net of tax                                                  (1,094)             (987)
                                                                                                  ---------         ---------
        Total Shareholders' Equity                                                                   45,761            47,315
                                                                                                  ---------         ---------

        Total Liabilities and Shareholders' Equity                                                $ 318,535         $ 308,106
                                                                                                  =========         =========

          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER
                              COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                    Accumulated
                                                                      Additional                      Other
                                                         Common        Paid-In        Retained     Comprehensive
                                                         Stock         Capital        Earnings     Income (loss)      Total
                                                        --------       --------       --------     -------------    --------

Balance, January 1, 1999                                $ 25,299       $ 19,773       $  5,759       $    340       $ 51,171

Comprehensive income:
   Net income                                                 --             --            805             --             --
   Other comprehensive income                                 --             --             --            (99)            --
        Total comprehensive income                            --             --             --             --            706

Issuance of Common Stock (2,905 shares)                       17             12             --             --             29

Repurchase of Common Stock (10,000 shares)                   (60)           (69)            --             --           (129)

Cash dividends - $.07 per share                               --             --           (295)            --           (295)
                                                        --------       --------       --------       --------       --------

Balance, March 31, 1999                                 $ 25,256       $ 19,716       $  6,269       $    241       $ 51,482
                                                        ========       ========       ========       ========       ========


Balance, January 1, 2000                                $ 23,542       $ 17,381       $  7,379       $   (987)      $ 47,315

Comprehensive income:
   Net income                                                 --             --            832             --             --
   Other comprehensive income                                 --             --             --           (107)            --
        Total comprehensive income                            --             --             --             --            725

Issuance of Common Stock (30,288 shares)                     182             73             --             --            255

Repurchase of Common Stock (135,500 shares)                 (813)        (1,059)            --             --         (1,872)

Cash dividends - $.17 per share                               --             --           (662)            --           (662)
                                                        --------       --------       --------       --------       --------

Balance, March 31, 2000                                 $ 22,911       $ 16,395       $  7,549       $ (1,094)      $ 45,761
                                                        ========       ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS , EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      Three Months Ended March 31,
                                                                        2000                1999
                                                                    -----------         -----------


Interest income:
  Interest and fees on loans                                        $     4,968         $     3,251
  Interest on federal funds sold                                             52                 119
   Interest on balances in banks                                              2                  11
  Interest on securities:
       U.S. government agency obligations                                 1,174                 957
       States and political subdivisions, nontaxable                         29                  16
     Other securities                                                        38                  38
                                                                    -----------         -----------
         Total interest income                                            6,263               4,392
                                                                    -----------         -----------

Interest expense:
  Interest bearing demand deposits                                        1,022                 933
  Savings and time deposits less than $100,000                              763                 346
  Time deposits $100,000 and over                                           838                 391
  Federal Home Loan Bank and other borrowings                               272                 175
  Federal funds purchased                                                    16                  11
                                                                    -----------         -----------
         Total interest expense                                           2,911               1,856
                                                                    -----------         -----------

Net interest income                                                       3,352               2,536
Provision for loan losses                                                   210                  45
                                                                    -----------         -----------

Net interest income after provision for loan losses                       3,142               2,491
Non-interest income:
  Service fee income                                                        205                 205
  Trust income                                                               --                  12
  Investment Center income                                                  365                 321
  Loss on sale of securities                                                (34)                 --
  Other                                                                      82                  83
                                                                    -----------         -----------
         Total non-interest income                                          618                 621
                                                                    -----------         -----------

Non-interest expense:
  Salaries and employee benefits                                          1,305               1,017
  Occupancy expense                                                         382                 276
  Audit, tax and accounting                                                  55                  64
  Data processing expense                                                    50                  45
  Other operating expenses                                                  626                 434
                                                                    -----------         -----------
         Total non-interest expense                                       2,418               1,836
                                                                    -----------         -----------

Income before income taxes                                                1,342               1,276
Provision for income taxes                                                  510                 471
                                                                    -----------         -----------
Net income                                                          $       832         $       805
                                                                    ===========         ===========

Net income per share
  Basic                                                             $       .21         $      0.19
                                                                    ===========         ===========
  Diluted                                                           $       .21         $      0.19
                                                                    ===========         ===========
Weighted average common shares outstanding
  Basic                                                               3,875,053           4,217,795
                                                                    ===========         ===========
  Diluted                                                             3,920,275           4,296,416
                                                                    ===========         ===========

          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Three Months Ended March 31,
                                                                                               2000            1999
                                                                                             --------         --------

Cash flows from operating activities:
   Interest received                                                                         $  6,258         $  4,324
   Fees received                                                                                  618              621
   Interest paid                                                                               (2,410)          (2,037)
   Cash paid to suppliers and associates                                                       (2,315)          (2,035)
                                                                                             --------         --------
        Net cash provided by operating activities                                               2,151              873
                                                                                             --------         --------


Cash flows from investing activities:
   Maturities of securities available for sale                                                  2,618           35,245
   Sales of securities available for sale                                                       1,397              330
        Purchases of securities available for sale                                             (1,565)         (38,568)
   Loans originated by customers, net                                                         (12,300)          (9,584)
   Capital expenditures                                                                          (147)            (533)
                                                                                             --------         --------
        Net cash used by investing activities                                                  (9,997)         (13,110)
                                                                                             --------         --------


Cash flows from financing activities:
   Net (decrease) increase in demand deposits, NOW, and money market accounts                  (8,614)          14,426
   Net increase (decrease) in certificates of deposit                                          17,963           (4,566)
   Repayment of advance from Federal Home Loan Bank                                           (10,000)              --
   Advance of short-term borrowings                                                             1,310               --
   Proceeds from issuance of common stock                                                         255               29
   Repurchase of common stock                                                                  (1,872)            (129)
   Cash dividends paid                                                                           (662)            (295)
                                                                                             --------         --------
        Net cash (used) provided by financing activities                                       (1,620)           9,465
                                                                                             --------         --------

Net decrease in cash and cash equivalents                                                      (9,466)          (2,772)

Cash and cash equivalents - beginning of period                                                20,783            5,243
                                                                                             --------         --------

Cash and cash equivalents - end of period                                                    $ 11,317         $  2,471
                                                                                             ========         ========

          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Three Months Ended March 31,
                                                                                              2000             1999
                                                                                             -------         -------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                                                   $   832         $   805
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Loss on sale securities                                                                        34              --
   Depreciation and amortization                                                                 186             110
   Provision for loan losses                                                                     210              45
   Provision for deferred taxes                                                                 (155)            (95)
   Gain on sale of foreclosed assets                                                              --              --
   Stock dividend income                                                                         (31)            (28)
   Changes in assets and liabilities:
     Decrease in accrued interest and other assets                                              (255)           (193)
     Increase in accounts payable and accrued liabilities                                      1,330             229
                                                                                             -------         -------

           Net cash provided by operating activities                                         $ 2,151         $   873
                                                                                             =======         =======

Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized loss on securities available for sale, net of tax                    $  (107)        $   (99)
                                                                                             =======         =======

Cash paid for:
   Income taxes                                                                              $   206         $    79
                                                                                             =======         =======

          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The interim consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and the Notes to the Financial Statements presented in the Company's 1999 Annual Report to Shareholders. The results for the interim period are not necessarily indicative of results to be expected for the complete calendar year.



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

         On June 18, 1999 The Bank of Nashville acquired 80% ownership in Machinery Leasing Company of North America, Inc. for $1.3 million in cash. The transaction has been accounted for using the purchase method of accounting and closed in June 1999. The leasing company is included in the consolidated financial statements of The Bank. The primary asset acquired was the equipment lease portfolio of approximately $6.0 million. The total premium and goodwill recorded in the transaction was $676,000. During the three month period ended March 31, 2000 approximately $41,000 in amortization expense was recorded.

         Minority interest expense of $10,000 is included in other operating expenses for the three months ended March 31, 2000.


C.       SECURITIES

         Securities with an aggregate fair market value of $47.6 million at March 31, 2000, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


D.       ALLOWANCE FOR LOAN LOSSES

         An analysis of the changes in the allowance for loan losses follows (in thousands):

                                                                     Three Months Ended
                                                                       March 31, 2000
                                                                       --------------

         Balance, beginning of period                                    $  4,062
         Provision charged to operations                                      210
         Loans charged off                                                    (59)
         Recoveries                                                            47
                                                                         --------

         Balance, end of period                                          $  4,260
                                                                         ========

         Allowance ratios are as follows:
           Balance, to loans outstanding end of period                       1.95%
           Net charge-offs to average loans                                   .01%


E.       INCOME TAXES

         Actual income tax expense for the three months ended March 31, 2000 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows (in thousands):

                                                                                   Three Months Ended
                                                                           --------------------------------
                                                                           March 31, 2000    March 31, 1999
                                                                           --------------   ---------------

        Computed "expected" tax expense                                         $ 457           $ 434
        State tax expense, net of federal benefit                                  53              50
        Other                                                                      --             (13)
                                                                                -----           -----

                 Total Income Tax Expense                                       $ 510           $ 471
                                                                                =====           =====

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


E.       INCOME TAXES - Continued

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000 and December 31, 1999, are presented below (in thousands):

                                                                                 March 31,   December 31,
                                                                                   2000         1999
                                                                                 ---------   ------------

Deferred tax assets:
  Unrealized loss on securities available for sale                                 $ 669         $ 604
  Deferred fees, principally due to timing differences
    in the recognition of income                                                     206           207
  Net operating loss carryforwards                                                   241           195
  Premises and equipment, principally due to
    differences in depreciation methods                                               28            22
  Other                                                                               58            12
                                                                                   -----         -----
     Total gross deferred tax assets                                               1,202         1,040
                                                                                   -----         -----

Deferred tax liabilities:
  Discount on securities deferred for tax purposes                                   (63)          (57)
  Loans, principally due to provision for loan losses                                 --           (57)
  Leases, principally due to difference in basis acquired
    and the recognition of income                                                   (219)         (234)
  Other                                                                             (112)         (104)
                                                                                   -----         -----
     Total gross deferred tax liabilities                                           (394)         (452)
                                                                                   -----         -----

Net deferred tax asset (liabilities)                                               $ 808         $ 588
                                                                                   =====         =====


F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 352,177 and 248,177 shares at March 31, 2000 and December 31, 1999, respectively. The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share.

                                                                           Three Months Ended
                                                                  March 31, 2000    March 31, 1999
                                                                  --------------    --------------

Net income available to common shareholders:                        $  832,000        $  805,000
                                                                    ==========        ==========

Weighted average basic common shares outstanding                     3,875,053         4,217,795

Dilutive effect of Options                                              45,222            78,621
                                                                    ----------        ----------

Weighted average diluted common shares outstanding                   3,920,275         4,296,416
                                                                    ==========        ==========

Antidilutive options                                                   175,377            45,177
                                                                    ==========        ==========

Net income per share:
         Basic                                                      $      .21        $      .19
         Diluted                                                    $      .21        $      .19

         Accumulated other comprehensive income consists solely of the unrealized gain or loss on securities available for sale net of the income tax effect.

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)


G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At March 31, 2000 and December 31, 1999, the Company had unfunded commitments to extend credit totaling $65.1 million and $66.3 million, respectively. Additionally, the Company had standby letters of credit of $4.2 million and $3.5 million as of March 31, 2000 and December 31, 1999, respectively.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three month period ended March 31, 2000, totaled approximately $4,122,000. The required balance at March 31, 2000 was $3,894,000.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Community Financial Group, Inc. (CFGI) is a registered bank holding company under the Federal Reserve holding Company act of 1956, as amended. CFGI owns The Bank of Nashville (The Bank) and its subsidiaries, all of which are collectively referred to as the Company. The Bank owns TBON-Mooreland Joint Venture, LLC (TBON Mooreland) and a majority interest in The Bank's subsidiary company Machinery Leasing Company of North America, Inc., (BON Leasing). The following discussion compares the Company's financial condition at March 31, 2000 and December 31, 1999, and results of operations for the first quarter of 2000 with the same period in 1999. The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto), presented elsewhere in this report for an understanding of the following discussion and analysis. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. Reference should also be made to the Company's 1999 Annual Report for a more complete discussion of factors that impact the results of operations, liquidity and capital. To the extent that the statements in this discussion relate to the plans, objectives or future performance of the Company, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results of future periods may differ materially from those currently expected due to various risks and uncertainties.

The Company's primary base of operation is located in the L & C Tower at 401 Church Street, Nashville, Tennessee, 37219. In addition to its Main Office in the L & C Tower, The Bank has three full service, traditional branches; one located in the Glendale Center in Green Hills, which opened in January, 1997; one located in Maryland Farms in Brentwood, which opened in September, 1998; and the other located on Maple Drive North in Hendersonville, which opened in April, 1999. Additional branch services are provided through full service mobile branching, "Bank-on-Call", which was established in September, 1996 and expanded in each subsequent year. Bank-on-Call provides the convenience of "at your door" banking service to commercial customers. Additionally, the Company has expanded its delivery systems through full service ATM's, cash dispensers, cash management services and its "Bank on Line" Internet banking service. The Company offers a full array of commercial and consumer banking services as well as leasing, title insurance and investment services.

During the first quarter of 2000, the Company completed the repurchase of 400,000 shares of the Company's stock under a repurchase plan approved in 1999 and extended in early 2000. Additionally, during the first quarter of 2000, the Company's Board of Directors approved another stock repurchase plan to repurchase up to 500,000 shares of the Company stock which will expire on December 31, 2000. Community Financial Group, Inc., is listed on the NASDAQ stock market and traded under the symbol CFGI.

During the first quarter of 2000, the Company's Board of Directors announced that it would pursue a management succession plan by selecting a new President to assist Mack S. Linebaugh, Jr. in his role as chairman and to assure the Company's continued growth.

PERFORMANCE OVERVIEW

For the quarter ended March 31, 2000, net income totaled $832,000, a $27,000 or 3.4% increase over the $805,000 of net income reported for the first quarter of 1999. Income increased $1,868,000 due primarily to increased yields, loan growth in the Bank and the acquisition of a majority interest in BON Leasing. Expenses, excluding income taxes increased $1,802,000 resulting primarily from increased cost of funds, deposit growth, increased provision for loan loss expense and expenses related to the Company's Hendersonville branch location that was not open in the first quarter of 1999. Both basic and diluted earnings per share were $.21 in the first quarter of 2000, compared to both numbers at $.19 in the first quarter of 1999. Reference should be made to Note F to the financial statements regarding the computation of earnings per share.

During the first quarter of 2000, the Company recorded $210,000 in provisions for loan losses, compared to $45,000 during the first quarter of 1999. During the first quarter of 2000, the Company had net charge-offs of $12,000 compared to net charge-offs of $82,000 during the first quarter of 1999. The allowance for loan losses was 1.95% of loans at March 31, 2000, compared with 1.98% at December 31, 1999 and 2.22% at March 31, 1999.

The Company's annualized return on average assets was 1.11% for the first quarter of 2000, compared to 1.34% for the first quarter of 1999. The decline in return on average assets was the result of a $57.4 million increase in average assets during the first quarter of 2000 compared with the same period in 1999. Annualized return on average equity was 7.03% for the first quarter of 2000 compared to 6.40% for the same period in 1999.

The Company's non-performing assets were $768,000 at March 31, 2000 compared to $532,000 at March 31, 1999 and $291,000 at December 31, 1999. Total loans, net of unearned income, were $218.0 million at March 31, 2000, an increase of $55.8 million, or 34.4%, from March 31, 1999 and an increase of $12.5 million, or 6.1%, from the $205.5 million reported at December 31, 1999.

The Company's average equity to average assets ratio, excluding accumulated other comprehensive loss, was 15.8% during the first quarter of 2000 compared to 20.9% for the same period in 1999. The decline in average equity to average assets ratio reflected the Company's significant growth in average assets and a reduction in average equity primarily resulting from the Company's stock repurchase plans. The Company recorded a quarterly dividend of $.17 per share during the first quarter of 2000 compared to a quarterly dividend recorded during the first quarter of 1999 of $.07 per share

NET INTEREST INCOME

Net Interest Income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income after provisions for loan losses increased $651,000, or 26.1%, in the first quarter of 2000, compared to the same period in 1999. This increase reflects a $1.9 million, or 42.6%, increase in interest income, and a $1.1 million, or 56.8%, increase in total interest expense. Net interest income before provision for loan losses increased $816,000, or 32.2%, in the first quarter of 2000, compared to the same period in 1999. The increase in net interest income resulted from a $57.6 million, or 24.9%, increase in the volume of average earning assets as well as an increase of 108 basis points in the average rate earned on those assets. These increases were partially offset by an increase of $60.8 million, or 35.5%, in the average volume of interest bearing liabilities as well as an increase of 68 basis points in the average rate paid on interest bearing liabilities. The increase in rates paid on interest bearing liabilities and the average rate earned on earning assets reflect the effect of the Federal Reserve Board having increased the stated Discount Rate five times between March 31, 1999 and March 31, 2000. Each of these increases were 25 basis points. The increase in the volume of average earning assets is attributed to a $58.7 million increase in average loans outstanding and a $5.5 million increase in average investments, which were partially offset by a decrease of $6.5 million in average federal funds sold. This shift in the mix of total earning assets which reflected more growth in average loans outstanding, the Company's highest yielding assets, contributed to the overall improvement in net interest income. Average loans represented 73.0% of average earning assets in the first quarter of 2000 compared to 65.8% for the same period in 1999 while average investments represented 25.7% and 29.7% of average earning assets in the first quarters of 2000 and 1999, respectively. Net interest income was further impacted by a shift in the mix of interest bearing liabilities. The average volume of certificates of deposit less than $100,000 increased $27.9 million, or 105.9%, average certificate of deposit $100,000 or greater increased $27.6 million, or 89.1%, average Federal Home Loan Bank and other borrowings increased $4.4 million, or 30.6%, and average NOW account volume increased $2.4 million, or 17.2%, in the first quarter of 2000 compared to the same period in 1999. These increases were slightly offset by a decline of $1.8 million, or 2.1%, in the average volume of money market accounts. The shift in the mix of the Company's deposit products to higher rate certificates of deposit from lower rate money market and NOW accounts reflect the Company's efforts to attract additional certificates of deposit as funding sources for the Company's growth in loan volume. The increase in the average rate paid on interest bearing liabilities was the result of an increase of 93 basis points on Federal Home Loan Bank and other borrowings, 68 basis points on certificates of deposit $100,000 or greater, 58 basis points on Federal Funds purchased, 39 basis points on money market accounts, 37 basis points on certificates of deposit less than $100,000 and 22 basis points on NOW accounts. It is anticipated that the average rate paid on interest bearing liabilities will continue to increase as fixed rate certificates of deposits mature and are repriced in the current higher rate environment.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.66% and 4.43% for the quarters ended March 31, 2000 and 1999, respectively. Fluctuations in net interest margins are also affected by differences in the interest rate sensitivity of the Company's earning assets and interest bearing liabilities.

NON-INTEREST INCOME

Non-interest income was $618,000 for the first quarter of 2000, generally level with the $621,000 reported for the same period in 1999. The comparison in non-interest income during the first quarter of 2000 compared to the same period in 1999 was affected by a loss on sale on securities of $34,000 in the first quarter 2000. Investment Center income increased $44,000 during the first quarter 2000 compared to the same period in 1999 while Trust income declined $12,000 as the Company no longer operates a Trust Division. All other non-interest income categories remained relatively level during the first quarter of 2000 compared to the same period in 1999.

NON-INTEREST EXPENSE

Total non-interest expense increased $582,000 during the first quarter 2000 compared to the same period in 1999. Salaries and employee benefits increased $288,000 attributable primarily to staffing the Hendersonville office and increasing staff in the investment, lending and operations areas. Occupancy expense increased $106,000 during the first quarter of 2000 compared to the same period in 1999, primarily due to the Company having established an office in Hendersonville and increasing its leased premises at the Main Office located in the L & C Tower due to expansions in the commercial lending and bank operations areas. Data processing expense increased $5,000 as a result of increased volume in deposit and loan accounts. Other operating expenses increased $192,000 during the first quarter of 2000 compared to the same period in 1999. These increases in other operating expenses were comprised primarily of a $47,000 increase in expense in loan related areas to expand the Company's involvement in accounts receivable financing and home equity lines of credit, $20,000 increase in FDIC insurance assessments, $15,000 increase in other insurance expenses, $13,000 expense in goodwill and minority interest related to BON Leasing, $11,000 in media advertising and other smaller amounts in network access services, postage, check printing, stationery and supplies, bank security, meals and entertainment, NSF and other losses. Most of these increases were a result of growth throughout the Company. Non-interest expense, other than salaries and employee benefits, increased $294,000, or 35.9%, during the first quarter of 2000 compared to the same period in 1999 while total assets increased $69.1 million, or 27.7%, at March 31, 2000 compared to March 31, 1999.

The Company plans further expansion in 2000 that will impact non-interest expense in future periods. The Company has signed a letter of intent to lease approximately 3,000 square feet of space at Carothers Road and Bakers Bridge Road in the Cool Springs area of Williamson County for the purpose of establishing a branch. It is anticipated that the new branch will open in the third quarter of 2000. Strategic growth plans include further expansion of the Company's investment services area offered in conjunction with LMFP, Inc. and expansion of the Company's commercial lending and retail activities. These expansions will result in increased expense in other support areas, but should also have a positive long-term impact on interest income and non-interest income. It is expected that the Company's non-interest expense will increase during the remainder of 2000 as the Company implements its expansion plans. It should be noted that economic conditions and other factors in the market could further impact non-interest expense.

INCOME TAXES

During the first quarter of 2000, the Company recorded provision for income taxes of $510,000 compared to $471,000 during the same period in 1999. The increase in provisions for income taxes was the result of increased earnings. Reference should be made to Note E to the financial statements.

NON-PERFORMING ASSETS AND RISK ELEMENTS

Non-performing assets, which include non-accrual loans, restructured loans and other real estate owned, were $768,000 at March 31, 2000, an increase of $236,000 from $532,000 at March 31, 1999, and an increase of $477,000 from the $291,000 reported at December 31, 1999. The Company maintains an allowance for loan losses at a level which, in management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of the reporting period. Factors given consideration in establishing the allowance include historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans, the level of non-performing assets as well as current and forecasted economic conditions. In the first quarter of 2000, the Company recorded $210,000 in expense for provision of loan losses compared with $45,000 for the same period in 1999. Provisions for loan losses were deemed appropriate due to growth in the loan/lease portfolios and the increased level of non-performing assets. Net charge-offs during the first quarter of 2000 were $12,000 compared to $82,000 in the first quarter of 1999. The Company evaluates the credit risk of each customer on an individual and ongoing basis and, where deemed appropriate, obtains collateral. Collateral values are monitored to insure that they are maintained at appropriate levels. The largest component of the Company's credit risk relates to its loan portfolio. The Company continues to maintain its emphasis on underwriting standards and loan review procedures. Asset quality, loan charge-off and recovery experience impact the level of the allowance for loan losses. There were no loans 90 days or more past due and still accruing interest at March 31, 2000 or 1999. Potential problem loans at March 31, 2000 totaled approximately $455,000 compared with $225,000 at March 31, 1999, and $349,000 at December 31, 1999. Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have concerns as to the ability of the borrower to fully comply with present repayment terms. Depending on economic changes and future events, these loans and others, which may not be presently identified, could become future non-performing assets. The composition of non-performing assets at March 31, 2000, was 100% in non-accrual loans which compares with 90.2% in non-accrual loans and 9.8% in other real estate owned at March 31, 1999 and 100% in non-accrual loans at December 31, 1999. The allowance for loan losses was $4.3 million at March 31, 2000, compared with $3.6 million at March 31, 1999, and $4.1 million at December 31, 1999. The level of the allowance for loan losses is monitored regularly by management and the Company's Board of Directors. The level of this allowance and the amount of the provision are determined on a quarter by quarter basis and, given the inherent uncertainties involved in the estimation process, no assurance can be given as to the amount of the allowance at any future date. As of March 31, 2000 the allocated and unallocated portions of the allowance were $3.3 million and $1.0 million, respectively which compares with $3.2 million and $.9 million, respectively at December 31, 1999.

MARKET RISK MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial movement in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. At least quarterly, the Asset Liability Committee
(ALCO) of the Board of Directors reviews interest rate risk considering results compared to policy, current rate and economic outlook, loan and deposit demand levels, pricing and maturity of assets and liabilities, impact on net interest income under varying rate scenarios, regulatory developments, comparison of modified duration of both assets and liabilities as well as any appropriate strategies to counteract adverse interest rate projections. The Company's imbalance between the duration of assets and liabilities is limited to under one year and generally should not exceed one-half year. One measure of the Company's exposure to changes in interest rates between assets and liabilities is shown in the Company's March 31, 2000 gap table below:

                                                        Expected Repricing or Maturity Date
                                            --------------------------------------------------------------
                                              Within          One         Three       After
                                               One          to Three     to Five       Five
(Dollars In Thousands)                         Year           Years       Years        Year       Total
----------------------------------------------------------------------------------------------------------
Assets
   Securities                               $  18,486      $ 18,221      $12,437     $23,117     $ 72,261
   Average rate                                  6.61%         6.90%        6.80%       6.59%        6.71%
   Loans                                      130,761        32,073       45,736       9,402      217,972
   Average rate                                  9.04%         8.88%        8.62%       8.46%        8.90%
   Federal funds sold and cash                 16,644            --           --          --       16,644
   Average rate                                  6.00%           --           --          --         6.00%

----------------------------------------------------------------------------------------------------------
Total interest-earning assets                 165,891        50,294       58,173      32,519      306,877
Liabilities
   Deposits                                   203,164        14,434           --           2      217,600
   Average rate                                  4.91%         5.68%          --        4.95%        4.96%
   Federal Home Loan
     Bank and other borrowings                 15,810            --           --          --       15,810
   Average rate                                  6.09%           --           --          --         6.09%
     Federal Funds Purchased                   15,000            --           --          --       15,000
   Average rate                                  6.62%           --           --          --         6.62%
----------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                                 233,974        14,434           --           2      248,410
----------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap               $ (68,083)     $ 35,860      $58,173     $32,517
==========================================================================================================

Cumulative interest rate
  sensitivity gap                           $ (68,083)     $(32,223)     $25,950     $58,467
==========================================================================================================

Management recommends appropriate levels of interest rate risk to be assumed within limits approved by the Board of Directors regarding the maximum fluctuations acceptable in the market value of equity and in earnings, assuming sudden rate movements (rising or falling) up to 200 basis points. The Company's policy establishes a maximum change in annual pre-tax net interest income with a 200 basis point change in rates to 15% while establishing a maximum change allowable in pre-tax market value of equity to 16% in the same assumed rate environment. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital while structuring the Company's assets and liabilities to obtain the maximum yield-cost spread. The Company relies primarily on its asset liability structure to control interest rate risk. Based on March 31, 2000 financials, historical repricing trends and management's repricing assumptions, a 200 basis point change in rates would produce net interest income variations of a 4.73% increase assuming rising rates and a 2.94% decrease assuming falling rates. Additionally, the 200 basis point rate shock would produce changes in the market value of equity of a increase of 6.59% assuming rising rates and 6.25% decrease assuming falling rates.

BALANCE SHEET

The Company's total assets at March 31, 2000, were $318.5 million, an increase of $10.4 million, or 3.40%, from $308.1 million at December 31, 1999. This increase was the result of a $12.5 million increase in total loans, $2.2 million increase in federal funds sold and a $.3 million increase in accrued interest and other assets. These increases were slightly offset by a decrease of $2.6 million in investment securities and a decrease of $1.7 million in cash and due from banks. The growth in loans reflects the Company's efforts to expand its commercial lending activities and branch locations to generate additional loan volume and increase the level of loans, the Company's highest yielding asset. The Company is continuing its efforts to increase loan volume while maintaining its focus on credit quality as a part of its internal growth strategy.

Total deposits at March 31, 2000, were $238.5 million, an increase of $9.3 million, or 4.1%, from $229.1 million at December 31, 1999. The increase in deposits was comprised of a $17.5 million increase in time certificates $100,000 or greater, $4.8 million increase in NOW accounts and an increase of $2.4 million in non-interest bearing demand deposits. These increases were partially offset by a decrease of $15.8 million in money market accounts. The increase in time certificates $100,000 and greater was primarily the result of an increase in public funds while the decrease in money market accounts was primarily the result of declines in the balances on accounts of a few large commercial customers at March 31, 2000.

Shareholders' equity, excluding accumulated other comprehensive loss, decreased $1.4 million to $46.9 million at March 31, 2000 from $48.3 million at December 31, 1999. This decrease resulted from the repurchase of stock that occurred in the first quarter of 2000 under the Company's stock repurchase plan. The Company recorded a dividend payment of $662,000 during the first quarter of 2000 compared with $295,000 for the same period in 1999. The increased dividend payment reflected a $.10 per share increase in the dividend declared and was somewhat offset by the decreased number of shares outstanding as a result of the Company's stock repurchase plan. Unrealized losses on securities available for sale, net of income taxes, were $1.1 million at March 31, 2000, compared to $1.0 million at December 31, 1999.

CAPITAL ADEQUACY AND LIQUIDITY

During the past 2 years the Company has experienced several changes in its capital structure as in December 1998, 2.0 million warrants, each representing the right to acquire a common share of stock at a price of $12.50, were exercised resulting in the addition of $25.0 million in new equity capital and the implementation of stock repurchase plans in 1999 and 2000. At March 31, 2000, the Company has repurchased 440,000 shares under their plans. Additional capital was utilized in 1999 to purchase the majority interest in Bon Leasing. Also, the Company expanded internally during 1999 and the first quarter of 2000 as it implemented its internal growth plans by expanding its lending capabilities through the addition of loan officers and the establishment of additional branch locations. The Company plans to continue the deployment of capital through further expansion of its basic businesses and by making investments in other appropriate long term business opportunities.

Shareholder's equity (excluding other comprehensive loss) at March 31, 2000, was $46.9 million, or 14.7% of total assets, which compares with $51.2 million, or 20.5% of assets, at March 31, 1999 and $48.3 million, or 15.7% of total assets at December 31, 1999. This calculation, when considered after the effect of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 115, was $45.8 million, or 14.4%, at March 31, 2000, which compares with $51.5 million, or 20.6%, at March 31, 1999 and $47.3 million, or 15.4%, of total assets at December 31, 1999. The decrease in total equity during the first quarter of 2000 resulted from the continued implementation of the Company's stock repurchase plan.

The Company's capital ratios continued to exceed all regulatory requirements reflecting a significant amount of excess capital based on industry standards and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") minimum ratios. The Company reported dividend payments of $662,000 during the first quarter of 2000 compared with $295,000 for the same period in 1999. The quarterly dividend payment during the first quarter of 1999 was $.07 per share with quarter dividend payments of $.13 per share in each subsequent quarter of 1999. The Company announced an increase in the quarterly dividend payment per share of $.04 to $.17 per share for the dividend paid in the first quarter of 2000. It should be noted that the increases in the dividend payment amount per share combined with the reduction in shares outstanding as a result of the stock repurchase plan will affect the total amount of dividends paid. At March 31, 2000, the Company's Tier I and total capital ratios to adjusted assets were 19.45% and 16.76%, respectively, while its total risk based capital ratio was 20.70%. These ratios compare to Tier I and total capital ratios to adjusted assets of 21.12% and 17.24%, respectively, at December 31, 1999 and a risk based capital ratio at December 31, 1999 of 22.37%. Federal Deposit Insurance Corporation Improvement Act minimum, primary and total capital ratios for "Well Capitalized" banks are 4% and 8%, respectively.

The Company's principal sources of asset liquidity are marketable securities available for sale and federal funds sold, as well as maturities of securities. The estimated average maturity of securities was 5.93 years at March 31, 2000, compared to 8.28 years at December 31, 1999. At March 31, 2000 and December 31, 1999, all securities were classified as available for sale.

Securities available for sale were $72.3 million at March 31, 2000, compared to $74.9 million at December 31, 1999. Federal funds sold at March 31, 2000 were $16.5 million compared to $14.3 million at December 31, 1999. Core deposits, a relatively stable funding base, comprised 72.4% of total deposits at March 31, 2000, and 78.9% at December 31, 1999. Core deposits represent total deposits excluding time certificates of $100,000 or greater.

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

  27                     Financial Data Schedule (for SEC use only)


(B) The following reports on Form 8-K were filed during the quarter ended March 31, 2000.

         March 15, 2000 to announce the authorization of a new Stock Repurchase Plan for up to 500,000 shares of common stock.

         March 15, 2000 to announce the expansion of management to include a new President.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMMUNITY FINANCIAL GROUP, INC.
                                  Registrant



May 15, 2000                      /s/ Mack S. Linebaugh, Jr.
Date                              ----------------------------------
                                  Mack S. Linebaugh, Jr.
                                  President, Chairman of the Board,
                                  Chief Executive Officer and
                                  Chief Financial Officer

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                        QUARTERLY STATEMENT ON FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000


                                    EXHIBITS