Form 10-Q
period 2000-06-30
COMMUNITY FINANCIAL GROUP INC
filed 2000-08-11
CIK 852677

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000
                                        -------------

Commission File Number:  0-28496
                         -------


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

       (615) 271-2000 (Registrant's telephone number, including area code)
       ---------------


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

            Common shares outstanding 3,537,102 as of August 4, 2000.

                                     PART I

                              FINANCIAL INFORMATION

                                                                                   Page(s)
                                                                                   -------
ITEM 1.       FINANCIAL STATEMENTS

      -       Consolidated Balance Sheets - June 30, 2000 and December 31, 1999..  1

      -       Consolidated Statements of Shareholders' Equity and Other
                 Comprehensive Income - Six Months Ended June 30, 2000 and 1999..  2

      -       Consolidated Statements of Income - Three and Six Months Ended
                 June 30, 2000 and 1999..........................................  3

      -       Consolidated Statements of Cash Flows
                 - Six Months Ended June 30, 2000 and 1999.......................  4-5

      -       Notes to Consolidated Financial Statements.........................  6-9


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................ 10-17

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK ....................................................... 14-15



                                     PART II

                                OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 18

ITEM 5.       OTHER INFORMATION ................................................. 18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................... 19

Signatures    ................................................................... 19

Exhibit 10.24 ................................................................... 20

Exhibit 11    ................................................................... 41

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                       June 30,  December 31,
                                                                                         2000         1999
                                                                                      ---------    ---------
                                     ASSETS

Cash and due from banks                                                               $  12,498    $  11,483
Federal funds sold                                                                        1,300       14,300
Securities available for sale (amortized cost of $81,181 and $76,467, respectively)      79,469       74,877
Loans (net of unearned income of $2,570 and $2,171, respectively):
   Commercial                                                                            72,781       70,166
   Real estate - mortgage loans                                                         127,666      102,476
   Real estate - construction loans                                                      13,400       19,688
   Consumer                                                                               9,600        5,870
   Leases financing                                                                       8,743        7,311
                                                                                      ---------    ---------
          Loans, net of unearned income                                                 232,190      205,511
   Less allowance for loan losses                                                        (4,412)      (4,062)
                                                                                      ---------    ---------
          Total Net Loans                                                               227,778      201,449
                                                                                      ---------    ---------

Premises and equipment, net                                                               3,451        3,529
Accrued interest and other assets                                                         3,098        2,468
                                                                                      ---------    ---------

          Total Assets                                                                $ 327,594    $ 308,106
                                                                                      =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Non-interest bearing demand deposits                                                $  24,118    $  18,480
  Interest-bearing deposits:
   NOW accounts                                                                          17,223       16,019
   Money market accounts                                                                 90,153       91,892
   Time certificates less than $100,000                                                  54,630       54,383
   Time certificates $100,000 and greater                                                80,103       48,367
                                                                                      ---------    ---------
          Total Deposits                                                                266,227      229,141
                                                                                      ---------    ---------
   Federal Home Loan Bank and other borrowings                                           16,319       24,500
   Federal funds purchased                                                                   --        5,000
   Accounts payable and accrued liabilities                                               2,756        2,150
                                                                                      ---------    ---------
         Total Liabilities                                                              285,302      260,791
                                                                                      ---------    ---------
Commitments and contingencies (Note G)                                                       --           --

Shareholders' equity:
   Common stock, $6 par value; authorized 50,000,000 shares; issued and
     outstanding shares, 3,551,243 in 2000 and 3,923,640 in 1999                         21,307       23,542
   Additional paid-in capital                                                            14,296       17,381
   Retained earnings                                                                      7,751        7,379
   Accumulated other comprehensive loss, net of tax                                      (1,062)        (987)
                                                                                      ---------    ---------
        Total Shareholders' Equity                                                       42,292       47,315
                                                                                      ---------    ---------
        Total Liabilities and Shareholders' Equity                                    $ 327,594    $ 308,106
                                                                                      =========    =========


                 See notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER
                              COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                     Accumulated
                                                                                        Other
                                                            Additional               Comprehensive
                                                Common        Paid-In      Retained   Income(Loss),
                                                 Stock        Capital      Earnings    Net of Tax      Total
                                                --------      --------      -------      -------      --------
Balance, January 1, 1999                        $ 25,299      $ 19,773      $ 5,759      $   340      $ 51,171

Comprehensive income:
   Net income                                         --            --        1,615           --            --
   Other comprehensive loss                           --            --           --         (785)           --
        Total comprehensive income                    --            --           --           --           830

Issuance of Common Stock (5,867 shares)               35            38           --           --            73

Repurchase of Common Stock (175,500 shares)       (1,053)       (1,358)          --           --        (2,411)

Cash dividends - $.20 per share                       --            --         (844)          --          (844)
                                                --------      --------      -------      -------      --------

Balance, June 30, 1999                          $ 24,281      $ 18,453      $ 6,530      $  (445)     $ 48,819
                                                ========      ========      =======      =======      ========


Balance, January 1, 2000                        $ 23,542      $ 17,381      $ 7,379      $  (987)     $ 47,315

Comprehensive income:
   Net income                                         --            --        1,683           --            --
   Other comprehensive loss                           --            --           --          (75)           --
        Total comprehensive income                    --            --           --           --         1,608

Issuance of Common Stock (73,603 shares)             441           272           --           --           713

Repurchase of Common Stock (446,000 shares)       (2,676)       (3,357)          --           --        (6,033)

Cash dividends - $.34 per share                       --            --       (1,311)          --        (1,311)
                                                --------      --------      -------      -------      --------

Balance, June 30, 2000                          $ 21,307      $ 14,296      $ 7,751      $(1,062)     $ 42,292
                                                ========      ========      =======      =======      ========

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS , EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                            Three Months                   Six Months
                                                            Ended June 30,                Ended June 30,
                                                       ------------------------    --------------------------
                                                          2000          1999           2000           1999
                                                       ----------   -----------    -----------    -----------
Interest income:
  Interest and fees on loans                           $    5,421   $     3,706    $    10,389    $     6,957
  Interest on federal funds sold                               70             8            122            127
  Interest on balances in banks                                 2             1              4             12
  Interest on securities:
      U.S. government agency obligations                    1,176         1,008          2,349          1,965
       States and political subdivisions, nontaxable           29            15             58             31
       Other securities                                        82            65            120            103
                                                       ----------   -----------    -----------    -----------
         Total interest income                              6,780         4,803         13,042          9,195
                                                       ----------   -----------    -----------    -----------

Interest expense:
  Interest bearing demand deposits                          1,178           885          2,199          1,818
  Savings and time deposits less than $100,000                859           348          1,621            694
  Time deposits $100,000 and over                           1,032           344          1,870            735
  Federal Home Loan Bank and other borrowings                 243           191            516            366
  Federal funds purchased                                      52           145             68            156
                                                       ----------   -----------    -----------    -----------
         Total interest expense                             3,364         1,913          6,274          3,769
                                                       ----------   -----------    -----------    -----------

Net interest income                                         3,416         2,890          6,768          5,426
Provision for loan losses                                     237             3            447             48
                                                       ----------   -----------    -----------    -----------
Net interest income after provision for loan losses         3,179         2,887          6,321          5,378
Non-interest income:
  Service fee income                                          228           205            433            410
  Trust income                                                 --             1             --             13
  Investment Center income                                    351           321            716            642
  Loss on sale of securities                                   --            (5)           (34)            (5)
  Other                                                        81            87            162            170
                                                       ----------   -----------    -----------    -----------
         Total non-interest income                            660           609          1,277          1,230
                                                       ----------   -----------    -----------    -----------
Non-interest expense:
  Salaries and employee benefits                            1,356         1,105          2,661          2,122
  Occupancy expense                                           335           331            717            607
  Advertising expense                                         141           121            183            149
  Audit, tax and accounting                                    58            70            113            134
  Data processing expense                                      46            41             96             86
  Other operating expenses                                    530           494          1,113            900
                                                       ----------   -----------    -----------    -----------
         Total non-interest expense                         2,466         2,162          4,883          3,998
                                                       ----------   -----------    -----------    -----------
Income before income taxes                                  1,373         1,334          2,715          2,610
Provision for income taxes                                    522           524          1,032            995
                                                       ----------   -----------    -----------    -----------
Net income                                             $      851   $       810    $     1,683    $     1,615
                                                       ==========   ===========    ===========    ===========
Net income per share
  Basic                                                $      .23   $      0.20    $       .45    $       .39
                                                       ==========   ===========    ===========    ===========
  Diluted                                              $      .23   $      0.19    $       .44    $       .38
                                                       ==========   ===========    ===========    ===========
Weighted average common shares outstanding
  Basic                                                 3,632,421     4,126,769      3,753,737      4,172,282
                                                       ==========   ===========    ===========    ===========
  Diluted                                               3,649,111     4,178,208      3,784,693      4,214,723
                                                       ==========   ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Six Months
                                                                        Ended June 30,
                                                                     --------------------
                                                                       2000        1999
                                                                     --------    --------
Cash flows from operating activities:
   Interest received                                                 $ 12,922    $  9,138
   Fees received                                                        1,277       1,230
   Interest paid                                                       (5,854)     (4,017)
   Cash paid to suppliers and associates                               (6,325)     (4,882)
                                                                     --------    --------
        Net cash provided by operating activities                       2,020       1,469
                                                                     --------    --------
Cash flows from investing activities:
   Maturities of securities available for sale                          6,074      43,650
   Sales of securities available for sale                               1,397       8,203
   Purchases of securities available for sale                         (12,129)    (40,028)
   Net cash paid for BON leasing                                           --      (1,250)
   Loans originated by customers, net                                 (26,404)    (21,944)
   Capital expenditures                                                  (217)     (1,065)
                                                                     --------    --------
        Net cash used by investing activities                         (31,279)    (12,434)
                                                                     --------    --------
Cash flows from financing activities:
   Net increase in demand deposits, NOW, and money market accounts      5,103      42,724
   Net increase in certificates of deposit                             31,983      10,016
   Repayment of advance from Federal Home Loan Bank                   (10,000)     (4,720)
   Advance of other borrowings                                          1,819          --
   Proceeds from issuance of common stock                                 713          73
   Repurchase of common stock                                          (6,033)     (2,411)
   Cash dividends paid                                                 (1,311)       (844)
                                                                     --------    --------
        Net cash provided by financing activities                      22,274      44,838
                                                                     --------    --------
Net (decrease) increase in cash and cash equivalents                   (6,985)     33,873

Cash and cash equivalents - beginning of period                        20,783       5,243
                                                                     --------    --------
Cash and cash equivalents - end of period                            $ 13,798    $ 39,116
                                                                     ========    ========





          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Six Months
                                                                                Ended June 30,
                                                                             ------------------
                                                                               2000       1999
                                                                             -------    -------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                   $ 1,683    $ 1,615
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Loss on sale securities                                                        34          5
   Depreciation and amortization                                                 325        292
   Provision for loan losses                                                     447         48
   Provision for deferred taxes                                                 (198)      (107)
   Gain on sale of foreclosed assets                                              --         (7)
   Stock dividend income                                                         (61)       (86)
   Changes in assets and liabilities:
     Increase in accrued interest and other assets                              (840)      (536)
     Increase in accounts payable and accrued liabilities                        630        245
                                                                             -------    -------
           Net cash provided by operating activities                         $ 2,020    $ 1,469
                                                                             =======    =======
Supplemental Disclosure:

Non Cash Transactions:
   Change in unrealized loss on securities available for sale, net of tax    $   (75)   $  (785)
                                                                             =======    =======
Cash paid for:
   Income taxes                                                              $ 1,333    $ 1,136
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

         On June 18, 1999 The Bank of Nashville acquired 80% ownership in Machinery Leasing Company of North America, Inc. for $1.3 million in cash. The transaction has been accounted for using the purchase method of accounting and closed in June 1999. The leasing company is included in the consolidated financial statements of The Bank. The primary asset acquired was the equipment lease portfolio of approximately $6.0 million. The total premium and goodwill recorded in the transaction was $676,000. During the three and six month periods ended June 30, 2000 approximately $41,000 and $82,000 of amortization expense was recorded.

         Minority interest expense of $13,000 and $23,000 is included in other operating expenses for the three and six months ended June 30, 2000, respectively.

C.       SECURITIES

         Securities with an aggregate fair market value of $39.9 million at June 30, 2000, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

D.       ALLOWANCE FOR LOAN LOSSES

         An analysis of the changes in the allowance for loan losses follows (in thousands):

                                                          Three Months     Six Months
                                                              Ended          Ended
                                                             June 30,       June 30,
                                                               2000           2000
                                                             -------         -------
         Balance, beginning of period                        $ 4,260         $ 4,062
         Provision charged to operations                         237             447
         Loans charged off                                      (117)           (176)
         Recoveries                                               32              79
                                                             -------         -------
         Balance, end of period                              $ 4,412         $ 4,412
                                                             =======         =======

         Allowance ratios are as follows:
           Balance, to loans outstanding end of period          1.90%           1.90%
           Net charge-offs to average loans                      .04%            .05%


E.       INCOME TAXES

         Actual income tax expense for the three and six months ended June 30, 2000 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows (in thousands):

                                                          Three Months            Six Months
                                                          Ended June 30,         Ended June 30,
                                                         ---------------       -----------------
                                                         2000       1999         2000       1999
                                                         ----       ----       ------       ----
         Computed "expected" tax expense                 $467       $454       $  923       $887
         State tax expense, net of federal benefit         55         53          109        104
         Other                                             --         17           --          4
                                                         ----       ----       ------       ----
                  Total Income Tax Expense               $522       $524       $1,032       $995
                                                         ====       ====       ======       ====

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E.       INCOME TAXES - Continued

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and December 31, 1999, are presented below (in thousands):

                                                                      June 30,   December 31,
                                                                        2000         1999
                                                                       -------      -------
         Deferred tax assets:
           Unrealized loss on securities available for sale            $   669      $   604
           Deferred fees, principally due to timing differences
             in the recognition of income                                  224          207
           Net operating loss carryforwards                                241          195
           Premises and equipment, principally due to
             differences in depreciation methods                            28           22
           Other                                                           102           12
                                                                       -------      -------
              Total gross deferred tax assets                            1,264        1,040
                                                                       -------      -------
         Deferred tax liabilities:
           Discount on securities deferred for tax purposes                (76)         (57)
           Loans, principally due to provision for loan losses              --          (57)
           Leases, principally due to difference in basis acquired
             and the recognition of income                                (219)        (234)
           Other                                                          (121)        (104)
                                                                       -------      -------
              Total gross deferred tax liabilities                        (416)        (452)
                                                                       -------      -------

         Net deferred tax asset                                        $   848      $   588
                                                                       =======      =======

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

F.       SHAREHOLDERS' EQUITY

         The Company had outstanding stock options totaling 428,177 and 248,177 shares at June 30, 2000 and December 31, 1999, respectively. The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share.

                                            Three Months Ended              Six Months Ended
                                         -------------------------     -------------------------
                                          June 30,       June 30,       June 30,      June 30,
                                            2000           1999           2000          1999
                                         ----------     ----------     ----------     ----------
         Net income available to
           common shareholders:          $  851,000     $  810,000     $1,683,000     $1,615,000
                                         ==========     ==========     ==========     ==========
         Weighted average basic
           common shares outstanding      3,632,421      4,126,769      3,753,737      4,172,282

         Dilutive effect of Options          16,690         51,439         30,956         42,441
                                         ----------     ----------     ----------     ----------
         Weighted average diluted
           common shares outstanding      3,649,111      4,178,208      3,784,693      4,214,723
                                         ==========     ==========     ==========     ==========
         Antidilutive options               175,377         44,377        175,377         44,377
                                         ==========     ==========     ==========     ==========
         Net income per share:
                  Basic                  $      .23     $      .20     $      .45     $      .39
                  Diluted                $      .23     $      .19     $      .44     $      .38

         Accumulated other comprehensive income consists solely of the unrealized gain or loss on securities available for sale net of the income tax effect.

G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At June 30, 2000 and December 31, 1999, the Company had unfunded commitments to extend credit totaling $69.8 million and $66.3 million, respectively. Additionally, the Company had standby letters of credit of $4.3 million and $3.5 million as of June 30, 2000 and December 31, 1999, respectively.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three and six months period ended June 30, 2000, totaled approximately $4,079,000 and $4,100,000, respectively. The required balance at June 30, 2000 was $3,904,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Community Financial Group, Inc. (CFGI), is a registered bank holding company under the Federal Reserve Holding Company Act of 1956, as amended. CFGI owns The Bank of Nashville (The Bank) and its subsidiaries, all of which are collectively referred to as the Company. The Bank owns TBON-Mooreland Joint Venture, LLC and a majority interest in Machinery Leasing Company of North America, Inc. (Bon Leasing). The following discussion compares the Company's financial condition at June 30, 2000 and December 31, 1999, and results of operations for the three month and six month periods ended June 30, 2000, compared with the same periods in 1999. The purpose of the discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto), presented elsewhere in this report for an understanding of the following discussion and analysis. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of results of interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete calendar year. References should also be made to the Company's 1999 Annual Report for a more complete discussion of factors that impact the results of operations, liquidity and capital. To the extent that statements in this discussion relate to the plans, objectives, or future performance of the Company, these statements may be deemed to be forward looking statements within the meaning of the Private Security Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results of future periods may differ materially from those currently expected due to various risks and uncertainties.

During the second quarter of 2000, the Company announced the election of J. Hunter Atkins as President and Chief Executive Officer of both the Company and The Bank. Mr. Atkins' election followed an announcement during first quarter of 2000 that the Company planned to pursue a management succession plan and expand its management team. The Board of Directors then formed a search committee to seek a highly qualified individual to assume the responsibilities of President and Chief Executive Officer stating that Mack S. Linebaugh, Jr. would remain as Chairman of the Board of Directors of both the Company and The Bank. Mr. Atkins joined the Company on June 19, 2000. He has over 27 years of banking experience in the Nashville community and most recently served as City President for AmSouth Bank from 1994 through 1999 until his appointment as Consumer Banking Manager for Amsouth Bank in Middle Tennessee. The addition of Mr. Atkins strengthens the Company's management team and positions it to take advantage of market opportunities to further expand existing lines of business while adding appropriate new lines of business. During the remainder of 2000, there are plans to expand or establish new lines of business including private banking, consumer banking and residential lending. The Company has executed a lease to establish a new branch office in the Cool Springs area at the corner of Baker Bridge Road and Carothers Road which is expected to open in early 2001. The Company has entered into a lease agreement to install an ATM cash dispenser in the new downtown Hilton Suites Hotel scheduled for opening in September, 2000. Additionally, the Company has executed a lease to expand its presence in downtown Nashville through the addition of 11,123 square feet of contiguous space in the building adjacent to L&C Tower which formerly housed the Nashville Area Chamber of Commerce. During the first half of 2000, the Company continued the expansion of its leasing business through Bon Leasing and of its investment services through its relationship with LMFP, Inc. The Bank operates from its Main Office at 401 Church Street in Nashville as well as three full-service traditional branches, one located at the Glendale Center in Green Hills, one at Maryland Farms in Brentwood and the other on Gallatin Road in Hendersonville. The addition of a Cool Springs Office will bring the total number of traditional banking locations to five. Management plans to continue to seek attractive branch locations to further expand its delivery systems and increase its market share. Additional branch services are provided through full-service mobile branches, "Bank-on-Call", which was established in 1996 and which has expanded in each subsequent year. Bank-on-Call provides the convenience of "at your door" banking service to customers. Additionally, The Bank has expanded its delivery systems through full-service ATMs, cash dispensers, cash management services and "Bank-on-Line" Internet banking service. The Company has offered Internet banking services to its consumer clients since early 1999 and recently introduced a complete array of Internet banking services for commercial customers that includes basic Internet banking, bill payment services as well as full cash management services including ACH origination.

During 1999 and 2000, the Company approved and implemented two separate stock repurchase plans. As of June 30, 2000, the Company had repurchased 350,500 shares pursuant to the second repurchase agreement approved by the Board of Directors on March 15, 2000. This brings the total number of shares repurchased as of June 30, 2000 to 750,500 shares with an additional 149,500 shares remaining as approved for repurchase under the second agreement which expires December 31, 2000.

PERFORMANCE OVERVIEW

For the quarter ended June 30, 2000, net income totaled $851,000, a $41,000 or 5.1% increase over the $810,000 of net income reported the second quarter of 1999. Earnings in the second quarter of 2000 were positively impacted by income from BON Leasing, earnings on investments and increased income from investment services offered in conjunction with LMFP, Inc. Earnings were further impacted by increased expenses resulting from a $234,000 increase in provision expense for loan losses, $20,000 additional advertising expense and $251,000 in additional salaries and employee benefit expense resulting from increased number of personnel. Basic earnings per share were $.23 in the second quarter of 2000, compared to $.20 for the same period in 1999. Diluted earnings per share were $.23 in the second quarter 2000, compared to $.19 for the same period in 1999. The increase in earnings per share resulted from an increase in net income and a reduction in the number of shares outstanding due to the Company's stock repurchase plans. Reference should be made to Note F regarding computation of earnings per common share.

During the second quarter of 2000, the Company recorded $237,000 in provision for loan losses, compared to $3,000 during the second quarter of 1999. This increased provision was appropriate considering the Company's overall growth in loans outstanding. The Company recorded net charge-offs of $85,000 in the second quarter of 2000, compared to net recoveries of $155,000 for same period in 1999. The allowance for loan losses was 1.90% of loans at June 30, 2000, compared with 2.13% for the same period in 1999.

The Company's annualized return on average assets was 1.08% for the second quarter of 2000, compared to 1.30% for the second quarter of 1999. The decline in return on average assets was the result of a $66.4 million increase in average assets during the second quarter of 2000 compared to the same period in 1999. Annualized return on average equity was 7.79% for the second quarter of 2000 and 6.48% for the same period in 1999. The increase in return on average equity resulted from a $7.5 million decrease in average equity resulting from the Company's stock repurchase plans, an increase of $.04 per share in the dividend paid and a increase of $41,000 in net income for the second quarter of 2000 compared with the same period in 1999.

The Company's non-performing assets were $1,122,000 at June 30, 2000, compared to $464,000 at June 30, 1999 and $291,000 December 31, 1999. Total loans, net of unearned income, were $232.2 million at June 30, 2000, an increase of $51.3 million or 28.4% from June 30, 1999, and an increase of $26.7 million, or 13.0%, from December 31, 1999.

Net income for the six months ended June 30, 2000, was $1,683,000 compared with net income of $1,615,000 during the first six months of 1999. Basic earnings per share were $.45 for the six months ended June 30, 2000, up $.06 or 15.4%, from $.39 for the same period in 1999. Diluted earnings per share were $.44 for the six month period ended June 30, 2000, compared to $.38 for the same period in 1999. Net interest income increased $1,342,000, or 24.7%, during the first six months of 2000 compared with the same period in 1999. The increase in net interest income reflected the Company's loan growth and increased yields on investment securities and loans. The increase was partially offset by an increased reliance on interest bearing liabilities as capital declined due to the Company's stock repurchase plans as well as an increased cost of funds that resulted from a rising rate environment. Non-interest income increased $47,000, or 3.8%, during the first six months of 2000, compared with the same period in 1999. The increase in non-interest income resulted primarily from increases in investment center income and service fee income. These increases in non-interest income were partially offset by decreases in trust income and losses on sales of securities compared to 1999. Non-interest expense increased $885,000 during the first six months of 2000, compared to the same period in 1999. Increases in non-interest expense occurred in salaries and employee benefits, occupancy expense, advertising expense, data processing and other operating expense. These increases were partially offset by a slight decline in audit tax and accounting expense which were higher during 1999 due to Year 2000 related audit expense. It is expected that non-interest expense will continue to increase in future periods as the Company implements its strategic plan which includes the expansion of its banking services through additional locations, new products and services as well as continuing to consider entering additional related lines of business, as appropriate. The Company's annualized return on average assets was 1.09% for the six months ended June 30, 2000, and 1.32% for the same period in 1999. Annualized return on average equity was 7.39% for the six months ended June 30, 2000, compared with 6.42% for the same period in 1999. The increase in annualized return on average equity reflected the Company's increased net income and a reduction in average equity that resulted from the Company's stock repurchase plans.

NET INTEREST INCOME

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income before provision for loan losses for the second quarter of 2000 was $3.4 million, an increase of $.5 million or 18.2% compared to the second quarter in 1999. The increase in net interest income resulted from a change in the mix of earning assets, a 27.0% increase in the volume of average earning assets and an increase of 89 basis points in the average rate on average earning assets. These changes were somewhat offset by a 38.2% increase in average interest bearing liabilities and an increase of 116 basis points in the average rate paid on these liabilities. The increase in the volume of average earning assets may be attributed to a $55.3 million increase in average loans outstanding, an increase of $6.0 million in average investments and an increase of $3.2 million in the average volume of federal funds sold. The mix of assets changed during the second quarter of 2000, compared to the same period in 1999, as the percentage of average loans (the Company's highest yielding asset) to average earning assets increased from 70.8% to 74.0%. Average investments represented 24.6% of average earning assets in the second quarter of 2000 compared to 28.7% for the same period in 1999. Net interest income was also impacted by a shift in the mix of interest bearing liabilities during the second quarter of 2000 compared to the same period in 1999. The average volume of NOW accounts increased $4.5 million, or 34.7%, certificates of deposit less than $100,000 increased $30.5 million, or 113.7%, certificates of deposit $100,000 or greater increased $41.2 million, or 153.5 %, while federal funds purchased decreased $8.3 million, or 73.0%. The increase in average certificates of deposit was a result of the Company's successful advertising campaign during the summer of 1999 as well as customers increasing their investments in certificates of deposit due to higher yields available in a rising rate environment. During the second quarter of 2000, compared with the same period in 1999, the average rate on certificates of deposit $100,000 or greater increased 93 basis points, average rate on certificates of deposit less than $100,000 increased 80 basis points, average rate on money market accounts increased 116 basis points, average rate on NOW accounts increased 39 basis points, average rate on Federal Home Loan Bank and other borrowings increased 111 basis points and the average rate on federal funds purchased increased 171 basis points. The increases in rates paid on interest bearing liabilities as well as the increases in the average yield on average earnings assets reflect actions taken by the Federal Reserve Bank to increase interest rates and slow the growth of the economy.

The net interest margin (net interest income expressed as a percentage of average earning assets) was 4.52% and 4.86% for the quarters ended June 30, 2000 and 1999, respectively. The decline in net interest margin resulted primarily from the Company increasing its reliance on interest-bearing liabilities as a source of funding subsequent to lowering its capital as a result of the Company's stock repurchase plans. Fluctuations in net interest margin were also affected by the differences in the interest rate sensitivity of the Company's earning assets and interest bearing liabilities.

Net interest income for the first six months of 2000 was $6.8 million, an increase of 24.7%, compared to $5.4 million during the first six months of 1999. The increase in net interest income during the first six months of 2000 resulted from an increase of 26.4% in the volume of average earning assets, a change in the mix of earning assets and an increase of 96 basis points in the average rate earned on average earning assets. Net interest income was also impacted by an increase of 36.9% in the average volume of interest bearing liabilities and an increase of 93 basis points on the average rate paid on interest bearing liabilities. The change in the mix of earning assets reflected loans increasing by 35.5%, investments increasing by 9.6% while federal funds sold declined 29.1%. Further impacting net interest income was a shift in the mix of average interest bearing liabilities which reflected an increase of 119.1% in higher rate certificates of deposit $100,000 or greater, 109.8% in certificates of deposit less than $100,000, 25.7% in NOW accounts, 17.1% in Federal Home Loan Bank and other borrowings while federal funds purchased declined 65.9%. The shift in the mix of the Company's deposit products from lower rate money market and NOW accounts to higher rate certificates of deposit reflected results of a certificate of deposit advertising campaign conducted during the summer of 1999, increased interest by consumers in investing in certificates of deposit in a rising rate environment and a reduction in the Company's equity capital as a result of the stock repurchase plans.

The net interest margin (net interest income expressed as percentage of average earning assets) was 4.59% for the six month period ended June, 2000, compared to 4.65% for the same period in 1999. The decline in net interest margin resulted primarily from the need to utilize interest bearing liabilities for funding sources as capital decreased while The Bank implemented its stock repurchase plans. The Asset Liability Committee (ALCO) of the Board of Directors and management of the Company continued to review various strategies to improve net interest income including the implementation of future leveraging strategies, if deemed appropriate. Average borrowings remained relatively level during the first 6 months of 2000 compared to the same period in 1999; however, it is anticipated that there will be increased levels of borrowed funds in the future to support the Company's loan growth. Liquidity and asset liability strategies include the utilization of borrowings from the Federal Home Loan Bank or drawing on lines of credit established with correspondent banks to satisfy liquidity or funding needs. At June 30, 2000, the Company had borrowings from the Federal Home Loan Bank which totaled $14.5 million.

NON-INTEREST INCOME

Non-interest income was $660,000 for the second quarter of 2000, compared with $609,000 for the same period in 1999. Non-interest income, excluding losses on sale of securities, increased $46,000 during the second quarter of 2000 compared with the same period of 1999. There were no gains or losses on sale of securities during the second quarter of 2000, compared to losses on sale of securities of $5,000 for the same period in 1999. During the second quarter of 2000, compared to the same period in 1999, service charge income increased $23,000 and investment center income increased $30,000. These increases were slightly offset by a decline in other income.

Total non-interest income was $1,277,000 for the first 6 months of 2000, compared with $1,230,000 for the same period in 1999. Non-interest income, excluding losses on sale of securities of ($34,000) in 2000 and ($5,000) in 1999, increased $76,000 for the first six months of 2000, compared with the same period in 1999. This increase resulted from an increase of $74,000 in investment center income and $23,000 in service fee income. These increases were partially offset by declines of $13,000 in trust income and $8,000 in other income. The increase in investment center income reflects the Company's continued efforts to expand its investment services. It is anticipated that additional emphasis will be placed in this area in future periods and further expansions may be anticipated. Additionally, the Company has plans to establish a new branch office in the Cool Springs area in late 2000 or early 2001 and additional branch offices maybe opened in future periods.

NON-INTEREST EXPENSE

Total non-interest expense increased $304,000, or 14.1%, during the second quarter of 2000, compared with the second quarter of 1999. This increase was the result of increases of $251,000 in salaries and employee benefits, $4,000 occupancy expense, $20,000 in advertising expense, $5,000 in data processing expense and $36,000 in other operating expense. These increases were partially offset by a decline of $12,000 in audit tax and accounting expense primarily related to 1999 expenses for Year 2000. The increases in salaries and employee benefits and occupancy expense resulted from the Company's expansion of its number of employees, primarily in the loan area. Increased advertising expenses resulted from an advertising campaign conducted during the second quarter of 2000. As the Company continues its expansion and growth plans within The Bank, additional expenses are anticipated in these and other areas.

Total non-interest expense increased $885,000, or 22.1%, during the first six months of 2000, compared with the same period of 1999. This increase in non-interest expense consisted of an increase of $539,000 in salaries and employee benefits, $110,000 in occupancy expense, $34,000 in advertising expense, $10,000 in data processing expense and $213,000 in other operating expense. There was a reduction of $21,000 in audit tax and accounting expense during the first six months of 2000, compared to the same period in 1999. The increase in other operating expenses resulted primarily from an increase of $112,000 in expenses related to expansion of the Company's business accounts receivable financing and home equity loan programs. At June 30, 2000, the Company had 90 employee's (one employee per $3.6 million in assets), compared with 71 employees (one employee per $4 million in assets) at June 30, 1999. Plans for the remainder of year 2000 include continued expansion in lending and support areas of the Company's commercial banking activities, expansion of consumer banking services, and further expansion of the Company's investment center services. It is expected that the Company's non-interest expense will also increase during the remainder of 2000 due to technology investments. It should be noted that economic conditions and other factors in the market could further impact non-interest expense.

INCOME TAXES

During the second quarter of 2000, the Company recorded provision for income taxes of $522,000, compared to $524,000 during the same period in 1999.

During the first six months of 2000, the Company recorded provisions for income taxes of $1,032,000, an increase of $37,000, or 3.7%, compared to $995,000 recorded for the same period of 1999. The effective tax rate for each period was 38%.

NON-PERFORMING ASSETS AND RISK ELEMENTS

Non-performing assets, which include non-accrual loans, restructured loans and other real-estate owned, were $1,122,000 at June 30, 2000, compared with $291,000 at December 31, 1999 and $464,000 at June 30, 1999. The increase in non-performing assets includes two loans placed on non-accrual in the first six months of 2000. The Company maintains an allowance for loan losses at a level which, in management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of each reporting period. Consideration in establishing the allowance includes historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans or leases, the level of non-performing assets and current and forecasted economic conditions.

The Company recorded expense for provision for loan losses during the second quarter of 2000 in the amount of $237,000 compared to $3,000 during the same period of 1999. Due to significant growth in the loan portfolio and an increase in the level of non-performing assets, it was deemed appropriate to make an increased provision for loan losses during the second quarter of 2000. Net charge-offs during the second quarter of 2000 were $85,000 compared with net recoveries of $155,000 during the same period in 1999. During the second quarter of 1999 there was one recovery of $450,000 from a loan charged-off in a prior period that resulted in the Company experiencing net recoveries for the period. There were no loans 90 days or more past due and still accruing interest at June 30, 2000 or June 30, 1999.

Other potential problem loans at June 30, 2000 totaled approximately $392,000 compared with $513,000 at June 30, 1999, and $349,000 at December 31, 1999.
Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have concerns as to the ability of the borrower to fully comply with present repayment terms. Depending on economic changes and future events, these loans and others, which may not be presently identified, could become future non-performing assets. The composition of non-performing assets at June 30, 2000, was 100% in non-accrual loans compared to 100% in non-accrual loans at December 31, 1999 and 88.8% in non-accrual loans and 11.2% in other real estate owned at June 30, 1999. The allowance for loan losses was $4.4 million at June 30, 2000, compared with $3.9 million at June 30, 1999, and $4.1 million at December 31, 1999. The level of this allowance and the amount of the provision are determined on a quarter by quarter basis, and, given the inherent uncertainties in the estimation process, no assurance can be given as to the amount of the allowance at any future date. As of June 30, 2000, the allocated and unallocated portions of the allowance were $3.4 million and $1.0 million, respectively. The unallocated portion of the reserve represented 22% at June 30, 2000 compared to 24% at March 31, 2000 and is deemed appropriate considering the current level of loans and overall asset quality reflected in the portfolio.

MARKET RISK MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk results primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial movement in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes on interest rates on its net interest income using several tools. At least quarterly, the Asset Liability Committee
(ALCO) of the Board of Directors reviews interest rate risk considering results compared to policy, current rate and economic outlook, loan and deposit demand levels, pricing and maturity of assets and liabilities, impact on net interest income under varying rate scenarios, regulatory developments, comparison of modified duration of both assets and liabilities as well as any appropriate strategies to counteract adverse interest rate projections. The Company's imbalance between the duration of assets and liabilities is limited to under one year and generally should not exceed one-half year. One measure of the Company's exposure to changes in interest rates between assets and liabilities is shown in the Company's June 30, 2000 gap table below:

                                                   Expected Repricing or Maturity Date
                                   -----------------------------------------------------------------
                                    Within            One          Three       After
                                      One           to Three      to Five       Five
(Dollars In Thousands)               Year            Years         Years        Year        Total
----------------------------------------------------------------------------------------------------
Assets
   Securities                      $  19,764       $ 17,411       $15,088      $27,206      $ 79,469
   Average rate                         6.80%          6.76%         6.76%        6.71%         6.75%
   Loans                             137,561         34,059        45,309       15,261       232,190
   Average rate                         9.66%          8.78%         8.33%        8.36%         9.19%
   Federal funds sold and cash         1,442             --            --           --         1,442
   Average rate                         6.30%            --            --           --          6.30%
----------------------------------------------------------------------------------------------------
Total interest-earning assets        158,767         51,470        60,397       42,467       313,101
Liabilities
   Deposits                          228,015         14,094            --           --       242,109
   Average rate                         5.54%          6.20%           --           --          5.58%
   Federal Home Loan
    Bank and other borrowings         16,319             --            --           --        16,319
   Average rate                         6.38%            --            --           --          6.38%
----------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                        244,334         14,094            --           --       258,428
----------------------------------------------------------------------------------------------------
Interest rate sensitivity gap      $ (85,567)      $ 37,376       $60,397      $42,467
====================================================================================================
Cumulative interest rate
  sensitivity gap                  $ (85,567)      $(48,191)      $12,206      $54,673
====================================================================================================


In the table shown above the carrying amount of interest rate sensitive assets and liabilities is presented in the periods in which they next reprice to market or mature and is summed to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain investments are included in the table based on estimated rather than contractual maturity dates.

Management recommends appropriate levels of interest rate risk to be assumed within limits approved by the Board of Directors regarding the maximum fluctuations acceptable in the market value of equity and in earnings, assuming sudden rate movements (rising or falling) up to 200 basis points. The Company's policy establishes a maximum change in annual pre-tax net interest income with a 200 basis point change in rates to 15% while establishing a maximum change allowable in pre-tax market value of equity to 16% in the same assumed rate environment. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital while structuring the Company's assets and liabilities to obtain the maximum yield-cost spread. The Company relies primarily on its asset liability structure to control interest rate risk. Based on June 30, 2000, financial statements, a 200 basis point change in rates would produce net interest income variations of a 2.3% increase assuming rising rates and a 1.2% increase assuming falling rates. Additionally, the 200 basis point rate shock would produce changes in the market value of equity reflecting a decrease of 8.1% assuming rising rates and 8.8% increase assuming falling rates.

BALANCE SHEET

The Company's total assets at June 30, 2000, were $327.6 million, an increase of $19.5 million, or 6.3%, from December 31, 1999. This increase was due to a $26.7 million increase in total loans outstanding, a $4.6 million increase in securities, and a $.6 million increase in accrued interest and other assets. These increases were partially offset by decreases of $13.0 million in federal funds sold and $.1 million in premises and equipment. Total deposits at June 30, 2000, were $266.2 million, an increase of $37.1 million, or 16.2%, from $229.1 million at December 31, 1999. The increase in deposits was comprised of a $31.7 million increase in time certificates $100,000 or greater, a $5.6 million increase in non-interest bearing demand deposits, a $1.2 million increase in NOW accounts, and a $.2 million increase in time certificates less than $100,000. These increases were slightly offset by a decline in money market accounts of $1.7 million. Borrowed funds decreased $13.2 million at June 30, 2000 from December 31, 1999. This decrease was comprised primarily of Federal Home Loan Bank borrowings.

Shareholder's equity decreased $5.0 million to $42.3 at June 30, 2000, from $47.3 at December 31, 1999. This decrease is discussed further in the section entitled Capital Adequacy and Liquidity. Unrealized losses on securities available for sale, net of income taxes, were $1.1 million dollars at June 30, 2000, compared to unrealized losses on securities available for sale, net of income taxes, of $1.0 million at December 31, 1999. Changes in unrealized gains/losses on securities available for sale are the result of adjustments for SFAS No. 115 reflecting current fair value on investment securities classified as available for sale.

CAPITAL ADEQUACY AND LIQUIDITY

The Company's capital position continued to remain strong during the first six months of 2000. Shareholders equity (excluding other comprehensive income) at June 30, 2000, was $43.4 million, or 13.2% of total assets, which compares with $48.3 million, or 15.7% of total assets at December 31, 1999. This calculation, when conducted after the effect of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 115, was $42.3 million, or 12.9%, at June 30, 2000, which compares with $47.3 million, or 15.4% of total assets at December 31, 1999. The decrease in total equity during 2000 primarily resulted from the Company having repurchased shares of its stock under stock repurchase plans authorized by the Board of Directors. The decline in capital as a percentage of total assets resulted from this repurchase of stock, dividends paid, and a growth of 6.3% in total assets during the first 6 months of 2000. These factors were partially offset by increased earnings. Certain capital statistics are shown in the following chart:

                                                            June 30,        December 31,
         (Dollars in Thousands)                               2000              1999
         ---------------------                              --------          --------
         Total assets                                       $327,594          $308,106
                                                            ========          ========
         Total shareholders' equity                         $ 42,292          $ 47,315
                                                             =======           =======
         Total shareholders' equity to total assets             12.9%             15.4%
                                                                ====              ====


The additional capital generated in 1998 from the exercise of warrants continues to provide opportunities for the Company during 2000. During the past 2 years the Company has experienced several changes in its capital structure as in December 1998, 2.0 million warrants, each representing the right to acquire a common share of stock at a price of $12.50, were exercised resulting in the addition of $25.0 million in new equity capital and the implementation of Stock Repurchase Plans in 1999 and 2000. At June 30, 2000, the Company has repurchased 750,500 shares under these plans. Additional capital was utilized in 1999 to purchase the majority interest in Bon Leasing. Also, the Company continues to expand internally as indicated by the expansion of loan area through the addition of loan officers and support personnel, the addition of a Private Banking area in June 2000, and current plans to establish additional branch locations. The Company plans to continue the deployment of capital through further expansion of its existing lines of businesses and by making investments in other appropriate long term business opportunities.

The Company's capital ratios continued to exceed all regulatory requirements reflecting a significant amount of excess capital based on industry standards and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") minimum ratios. The Company reported dividend payments of $1,311,000 during the first six months of 2000 compared with $844,000 for the same period in 1999. The quarterly dividend payments during the first and second quarters of 1999 were $.07 and $.13 per share, respectively, which compares with quarterly dividend payments of $.17 per share in each of the first two quarters of 2000. It should be noted that increases in dividend payment amounts per share combined with the reduction in shares outstanding as a result of the stock repurchase plan affect the total amount of dividends paid. At June 30, 2000, the Company's Tier I and total capital ratios to adjusted assets were 16.80% and 14.90%, respectively, while its total risk based capital ratio was 18.05%. These ratios compare to Tier I and total capital ratios to adjusted assets of 21.12% and 16.13%, respectively, at December 31, 1999 and a risk based capital ratio at December 31, 1999 of 22.37%. Federal Deposit Insurance Corporation Improvement Act minimum, primary and total capital ratios for "Well Capitalized" banks are 4% and 8%, respectively.

The Company's principal sources of asset liquidity are marketable securities available for sale and federal funds sold, as well as maturities of securities. The estimated average maturity of securities was 5.45 years at June 30, 2000, compared to 8.28 years at December 31, 1999. At June 30, 2000 and December 31, 1999, all securities were classified as available for sale.

Securities available for sale were $79.4 million at June 30, 2000, compared to $74.9 million at December 31, 1999. Federal funds sold at June 30, 2000 were $3.9 million compared to $14.3 million at December 31, 1999. Core deposits, a relatively stable funding base, comprised 69.9% of total deposits at June 30, 2000, and 78.9% at December 31, 1999. The change in this percentage reflects significant growth in non-core deposits resulting from a single large transaction that occurred in June 2000 with one of the company's commercial customers. It is expected that the balances maintained in Certificates of Deposit $100,000 or greater (non-core deposits) by this business customers will be reduced in future periods. Core deposits represent total deposits excluding time certificates of $100,000 or greater.

                                     PART II

                                OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on Tuesday, May 6, 2000 the following items were voted on are herein incorporated by reference to the Proxy Statement for the annual meeting of shareholders previously filed with the Commission.

1.       Election of Directors

         -        Election of Class II Directors: Jo D. Federspiel, Richard H.
                  Fulton; Perry W. Moskovitz

2. To transact such other business as may properly be brought the Annual meeting or any adjournments thereof.

The following reflects the vote of the shareholders of the items noted above:

              Item #        Affirmative      Negative         Abstain
              ------        -----------      --------         -------
 1.                          3,390,227

* Included in the affirmative votes are negative votes against specific Directors disclosed as follows:

                  Jo D. Federspiel            125,262
                  Richard H. Fulton            79,280
                  Perry W. Moskovitz          135,054
                                              -------
                                              339,596
                                              =======

                                 Affirmative     Negative      Abstain    Non-Voting
                                 -----------     --------      -------    ----------
  2.  Transact other business     3,282,471       171,096       15,940      439,184


ITEM 5. - OTHER INFORMATION

Management Changes

         - Attilio Galli to become Senior Vice President and Chief Financial Officer of both The Company and The Bank effective August 21, 2000.

         - Mack S. Linebaugh, Jr. resigns as an officer of both The Company and The Bank effective September 13, 2000.

         - Anne J. Cheatham resigns as Senior Vice President Bank Administration of both The Company and The Bank effective September 13, 2000.

         - T. Wayne Hood resigns as Senior Vice President and General Counsel of both The Company and The Bank effective September 13, 2000.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit No.                        Description
-----------                        -----------

10.24 Second Amendment to the Lease Agreement dated June 20, 2000 between The Bank of Nashville and LC Tower, LLC.

11       Statement regarding computation of earnings per share.

27       Financial Data Schedule (for SEC use only)


(B) The following reports on Form 8-K were filed during the quarter ended June 30, 2000.

         June 5, 2000 announcing J. Hunter Atkins as the new President and Chief Executive Officer of The Bank of Nashville and Community Financial Group, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMMUNITY FINANCIAL GROUP, INC.
                                     -------------------------------
                                     Registrant



August 11, 2000                      /s/ J. Hunter Atkins
---------------                      -------------------------------------------
Date                                 J. Hunter Atkins
                                     President, Chief Executive Officer
                                     and Chief Financial Officer