Form 10-Q
period 2000-09-30
COMMUNITY FINANCIAL GROUP INC
filed 2000-11-14
CIK 852677

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-28496

                            ------------------------

                         COMMUNITY FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

             TENNESSEE                                    62-1626938
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                          401 CHURCH STREET, SUITE 200
                         NASHVILLE, TENNESSEE 37219-2213
           (Address of principal executive offices including zip code)

                                 (615) 271-2000
              (Registrant's telephone number, including area code)
                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $6.00 per share
                                (Title of class)

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of November 9, 2000, the number of outstanding shares of Common Stock, par value $6.00 per share was 3,456,774.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

                                                                               PAGE(S)
                                                                               -------
ITEM 1.           FINANCIAL STATEMENTS

         o        Consolidated Balance Sheets - September 30, 2000 and
                  December 31, 1999 .........................................     2

         o        Consolidated Statements of Income - Three and Nine Months
                  Ended September 30, 2000 and 1999 .........................     3

         o        Consolidated Statements of Shareholders' Equity and Other
                  Comprehensive Income - Nine Months Ended September 30, 2000
                  and 1999 ..................................................     4

         o        Consolidated Statements of Cash Flows - Nine Months Ended
                  September 30, 2000 and 1999 ...............................     5

         o        Notes to Consolidated Financial Statements ................     6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS......................    10


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK..............................................    17


                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS .........................................    19

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS..................    19

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    19

ITEM 5.           OTHER INFORMATION .........................................    19

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    19

ITEM 6A.          EXHIBITS AND REPORTS ON FORM 8-K...........................    19

ITEM 6B.          REPORTS ON FORM 8-K........................................    19

Signatures        ...........................................................    20


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                                                   September 30,    December 31,
                                                                                                        2000           1999
                                                                                                   -------------    ----------
                                     ASSETS

Cash and due from banks ........................................................................     $   9,644      $  11,483
Federal funds sold and other temporary investments .............................................            --         14,300
Investment securities available-for-sale
    (amortized cost of $75,879 in 2000 and $76,467 in 1999) ....................................        74,731         74,877
Loans (net of unearned income of $2,780 in 2000 and $2,171 in 1999)
     Commercial ................................................................................        73,318         70,166
     Real estate - mortgage loans ..............................................................       139,472        102,476
     Real estate - construction loans ..........................................................        18,800         19,688
     Consumer ..................................................................................        14,035          5,870
     Lease financing ...........................................................................         9,086          7,311
                                                                                                     ---------      ---------
     Loans, net of unearned income .............................................................       254,711        205,511
     Less allowance for loan losses ............................................................        (4,437)        (4,062)
                                                                                                     ---------      ---------
       Total Net Loans .........................................................................       250,274        201,449
                                                                                                     ---------      ---------
Premises and equipment, net ....................................................................         3,525          3,529
Accrued interest receivable and other assets ...................................................         3,137          2,468
                                                                                                     ---------      ---------

       Total assets ............................................................................     $ 341,311      $ 308,106
                                                                                                     =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing .........................................................................     $  26,512      $  18,480
   NOW accounts ................................................................................        18,918         16,019
   Money market accounts .......................................................................        97,295         91,892
   Certificates of deposit less than $100,000 ..................................................        51,652         54,383
   Certificates of deposit greater than $100,000 ...............................................        67,727         48,367
                                                                                                     ---------      ---------
      Total deposits ...........................................................................       262,104        229,141
                                                                                                     ---------      ---------

Federal Home Loan Bank and other borrowings ....................................................        16,036         24,500
Federal funds purchased ........................................................................        18,600          5,000
Accounts payable and accrued liabilities .......................................................         2,794          2,150
                                                                                                     ---------      ---------

      Total liabilities ........................................................................       299,534        260,791
                                                                                                     ---------      ---------

Commitments and contingencies (Note G) .........................................................            --             --

Shareholders' equity:
   Common stock, $6 par value; authorized 50,000,000 shares;  issued and
     outstanding shares 3,466,118 in 2000 and 3,923,640 in 1999 ................................        20,797         23,542
   Additional paid-in capital ..................................................................        13,722         17,381
   Retained earnings ...........................................................................         7,970          7,379
   Accumulated other comprehensive loss, net of tax ............................................          (712)          (987)
                                                                                                     ---------      ---------

      Total shareholders' equity ...............................................................        41,777         47,315
                                                                                                     ---------      ---------

      Total liabilities and shareholders' equity ...............................................     $ 341,311      $ 308,106
                                                                                                     =========      =========

           See accompanying notes to consolidated financial statements

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months                     Nine Months
                                                               Ended September 30,             Ended September 30,
                                                          ---------------------------     ----------------------------
                                                              2000            1999            2000             1999
                                                          -----------     -----------     -----------      -----------
Interest income:
   Interest and fees on loans .......................     $     6,030     $     4,312     $    16,419      $    11,269
   Federal funds sold and other temporary investments              38             284             164              423
   Interest on investment Securities:
      U.S. government agency obligations ............           1,185             948           3,535            2,913
      States and political subdivisions, tax-exempt..              29              16              87               47
      Other securities ..............................             128              57             248              160
                                                          -----------     -----------     -----------      -----------
        Total interest income .......................           7,410           5,617          20,453           14,812
                                                          -----------     -----------     -----------      -----------
Interest expense:
   Interest bearing demand deposits .................           1,382           1,198           3,581            3,016
   Savings and certificates of deposits less than
      $100,000 ......................................             824             609           2,446            1,303
   Certificates of deposit greater than $100,000 ....           1,167             514           3,037            1,249
   Federal Home Loan Bank and other borrowings ......             246             182             762              548
   Federal funds purchased ..........................             105              --             173              156
                                                          -----------     -----------     -----------      -----------

        Total interest expense ......................           3,724           2,503           9,999            6,272
                                                          -----------     -----------     -----------      -----------

Net interest income .................................           3,686           3,114          10,454            8,540
Provision for loan losses ...........................             360               6             807               54
                                                          -----------     -----------     -----------      -----------
Net interest income after provision for loan losses..           3,326           3,108           9,647            8,486
                                                          -----------     -----------     -----------      -----------
Noninterest income:
   Service charges on deposit accounts ..............             220             249             653              659
   Trust Income .....................................              --              --              --               13
   Investment center income .........................             407             354           1,123              996
   Loss on sale of investment securities, net .......              --              --             (34)              (5)
   Other noninterest income .........................              85              90             247              260
                                                          -----------     -----------     -----------      -----------
        Total noninterest income ....................             712             693           1,989            1,923
                                                          -----------     -----------     -----------      -----------
Noninterest expense:
   Salaries and employee benefits ...................           1,550           1,207           4,210            3,329
   Occupancy ........................................             360             343           1,077              950
   Advertising ......................................              52              66             235              215
   Audit, tax and accounting ........................              63              73             177              207
   Data processing ..................................              39              57             134              143
   Other noninterest expense ........................             651             734           1,765            1,634
                                                          -----------     -----------     -----------      -----------
        Total noninterest expense ...................           2,715           2,480           7,598            6,478
                                                          -----------     -----------     -----------      -----------

Income before provision for income taxes ............           1,323           1,321           4,038            3,931
Provision for income taxes ..........................             523             510           1,555            1,505
                                                          -----------     -----------     -----------      -----------

Net income ..........................................     $       800     $       811     $     2,483      $     2,426
                                                          ===========     ===========     ===========      ===========
Earnings per common share:
   Basic ............................................     $      0.23     $      0.20     $      0.68      $      0.59
   Diluted ..........................................     $      0.23     $      0.20     $      0.67      $      0.58
Weighted average shares outstanding:
   Basic ............................................       3,519,105       3,995,843       3,675,526        4,113,469
   Diluted ..........................................       3,521,445       4,096,048       3,696,944        4,175,165


           See accompanying notes to consolidated financial statements

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       AND
                           OTHER COMPREHENSIVE INCOME

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                                                                       Other
                                            Common Stock             Additional                     Comprehensive
                                      -------------------------        Paid-in        Retained      Income (loss),
                                        Shares         At Par          Capital        Earnings       net of tax         Total
                                        ------         ------          -------        --------      -----------         -----
Balance at January 1, 1999 .....      4,216,531      $   25,299      $   19,773      $    5,759      $      340      $   51,171
Comprehensive income:
   Net income ..................             --              --              --           2,426              --              --
   Other comprehensive loss ....             --              --              --              --            (972)             --
     Total comprehensive income              --              --              --              --              --           1,454
Issuance of common stock .......          8,668              52              62              --              --             114
Repurchase of common stock .....       (294,500)         (1,767)         (2,389)             --              --          (4,156)
Cash dividends .................             --              --              --          (1,369)             --          (1,369)
                                     ----------      ----------      ----------      ----------      ----------      ----------

Balance at September 30, 1999 ..      3,930,699      $   23,584      $   17,446      $    6,816      $     (632)     $   47,214
                                     ==========      ==========      ==========      ==========      ==========      ==========

Balance at January 1, 2000 .....      3,923,640      $   23,542      $   17,381      $    7,379      $     (987)     $   47,315
Comprehensive income:
   Net income ..................             --              --              --           2,483              --              --
   Other comprehensive income ..             --              --              --              --             275              --
      Total comprehensive income             --              --              --              --              --           2,758
Issuance of common stock .......         77,478             465             298              --              --             763
Repurchase of common stock .....       (535,000)         (3,210)         (3,957)             --              --          (7,167)

Cash dividends .................             --              --              --          (1,892)             --          (1,892)
                                     ----------      ----------      ----------      ----------      ----------      ----------

Balance at September 30, 2000 ..      3,466,118      $   20,797      $   13,722      $    7,970      $     (712)     $   41,777
                                     ==========      ==========      ==========      ==========      ==========      ==========

           See accompanying notes to consolidated financial statements

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                               --------------------------
                                                                                 2000              1999
                                                                               --------          --------
Cash flows from operating activities:
   Interest received .....................................................     $ 19,949          $ 14,693
   Fees received .........................................................        1,989             1,923
   Interest paid .........................................................       (9,657)           (6,127)
   Cash paid to suppliers and associates .................................       (9,561)           (7,214)
                                                                               --------          --------
        Net cash provided by operating activities ........................        2,720             3,275
                                                                               --------          --------

Cash flows from investing activities:
    Maturities of securities available for sale ..........................       12,451            48,832
    Sales of securities available for sale ...............................        1,397             8,203
    Purchases of securities available for sale ...........................      (13,131)          (55,182)
    Net cash paid for BON leasing ........................................           --            (1,250)
    Loans originated by customers, net ...................................      (48,937)          (31,848)
    Capital expenditures .................................................         (442)           (1,096)
                                                                               --------          --------
        Net cash used by investing activities ............................      (48,662)          (32,341)
                                                                               --------          --------

Cash flows from financing activities:
    Net increase in demand deposits, NOW and money market accounts .......       16,334            44,598
    Net increase in certificates of deposit ..............................       16,629            31,476
    Repayment of advance from Federal Home Loan Bank .....................      (10,000)           (4,720)
    Advance of other borrowings ..........................................        1,536                --
    Net proceeds from issuance of common stock ...........................          763               114
    Repurchase of common stock ...........................................       (7,167)           (4,156)
    Cash dividends paid ..................................................       (1,892)           (1,369)
                                                                               --------          --------
        Net cash provided by financing activities ........................       16,203            65,943
                                                                               --------          --------
Net (decrease) increase in cash and cash equivalents .....................      (29,739)           36,877
Cash and cash equivalents at beginning of period .........................       20,783             5,243
                                                                               --------          --------
Cash and cash equivalents at end of period ...............................     $ (8,956)         $ 42,120
                                                                               ========          ========

Reconciliation of net income to net cash provided by operating activities:
Net income ...............................................................     $  2,483          $  2,426
Adjustments to reconcile net income to net cash provided by operating activities:
    Loss on sale investment securities ...................................           34                 5
    Depreciation and amortization ........................................          501               515
    Provision for loan losses ............................................          807                54
    Provision for deferred taxes .........................................         (408)             (142)
    Gain on sale of foreclosed assets ....................................           --                (7)
    Stock dividend income ................................................          (96)             (117)
Changes in assets and liabilities:
    Increase in accrued interest receivable and other assets .............         (679)             (981)
    Increase in accounts payable and accrued liabilities .................           78             1,522
                                                                               --------          --------
Net cash provided by operating activities ................................     $  2,720          $  3,275
                                                                               ========          ========
Supplemental Disclosure
Non Cash Transactions:
    Change in unrealized loss on securities available for sale, net of tax     $    275          $   (972)
Cash paid for:
    Income taxes .........................................................     $  1,856          $  1,467

           See accompanying notes to consolidated financial statements

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with general practices within the banking industry and accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of interim results have been included.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         On June 18, 1999 The Bank of Nashville acquired 80% ownership in Machinery Leasing Company of North America, Inc. (BON Leasing) for $1.3 million in cash. The transaction has been accounted for using the purchase method of accounting. The leasing company is included in the consolidated financial statements of The Bank. The primary asset acquired was the equipment lease portfolio of approximately $6.0 million. The total premium and goodwill recorded in the transaction was $676,000. During the three and nine month periods ended September 30, 2000 the company recorded premium and goodwill amortization expense of approximately $41,000 and $123,000, respectively.

         Minority interest of approximately $10,000 and $33,000 is included in other operating expenses for the three and nine months ended September 30, 2000, respectively.

C.       SECURITIES

         Securities with an aggregate fair market value of $46.1 million at September 30, 2000, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

D.       ALLOWANCE FOR LOAN LOSSES

         An analysis of the changes in the allowance for loan losses follows (in thousands):

                                                          Three Months       Nine Months
                                                              Ended             Ended
                                                          September 30,     September 30,
                                                          -------------     -------------
                                                              2000              2000
                                                            -------           -------
         Balance, beginning of period .................     $ 4,412           $ 4,062
         Provision charged to operations ..............         360               807
         Loans charged off ............................        (352)             (528)
         Recoveries ...................................          17                96
                                                            -------           -------
         Balance, end of period .......................     $ 4,437           $ 4,437
                                                            =======           =======

         Allowance ratios are as follows:
            Balance, to loans outstanding end of period        1.74%             1.74%
            Net charge-offs to average loans ..........        0.15%             0.19%

E.       INCOME TAXES

         Actual income tax expense for the three and nine months ended September 30, 2000 differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows (in thousands):

                                                          Three Months          Nine Months
                                                      Ended September 30,   Ended September 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                       ------     ------     ------     ------
         Computed "expected" tax expense .........     $  450     $  449     $1,373     $1,337
         State tax expense, net of federal benefit         50         52        153        156
         Other ...................................         23          9         29         12
                                                       ------     ------     ------     ------
         Total Income Tax Expense ................     $  523     $  510     $1,555     $1,505
                                                       ======     ======     ======     ======

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E.       INCOME TAXES - Continued

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and December 31, 1999, are presented below (in thousands):

                                                                          September 30,    December 31,
                                                                              2000             1999
                                                                          -------------    ------------
          Deferred tax assets:
            Unrealized loss on securities available for sale ..........     $   436          $   603
            Deferred fees, principally due to timing differences in the
              recognition of income ...................................         279              208
            Net operating loss carry forwards .........................         241              195
            Loans, principally due to provision for loan losses .......         250               --
            Premises and equipment, principally due to differences in
              depreciation methods ....................................          44               22
            Other .....................................................          12               12
                                                                            -------          -------
         Total gross deferred tax assets ..............................       1,262            1,040
                                                                            -------          -------
         Deferred tax liabilities:
            Discount on securities deferred for tax purposes ..........         (98)             (57)
            Loans, principally due to provision for loan losses .......          --              (57)
            Leases, principally due to difference in basis acquired and
              the recognition of income ...............................        (191)            (234)
            Other .....................................................        (144)            (104)
                                                                            -------          -------
         Total gross deferred tax liabilities .........................        (433)            (452)
                                                                            -------          -------
         Net deferred tax assets ......................................     $   829          $   588
                                                                            =======          =======

F.       EARNINGS PER COMMON SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and potential dilutive common shares outstanding during the period. The Company had outstanding stock options totaling 455,677 and 248,177 shares at September 30, 2000 and December 31, 1999, respectively. The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share (in thousands, except per share).

                                                                 Three Months           Nine Months
                                                             Ended September 30,    Ended September 30,
                                                             -------------------    -------------------
                                                               2000       1999        2000       1999
                                                              ------     ------      ------     ------
         Net Income ......................................... $  800     $  811      $2,483     $2,426
                                                              ======     ======      ======     ======

         Weighted-average common shares outstanding .........  3,519      3,996       3,676      4,113
         Dilutive common shares from options ................      2        100          21         62
                                                              ------     ------      ------     ------
          Weighted-average diluted shares outstanding .......  3,521      4,096       3,697      4,175
                                                              ======     ======      ======     ======
         Net income per share:
            Basic ........................................... $ 0.23     $ 0.20      $ 0.68     $ 0.59
            Diluted ......................................... $ 0.23     $ 0.20      $ 0.67     $ 0.58

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

G.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which generally accepted accounting principles do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At September 30, 2000 and December 31, 1999, the Company had unfunded commitments to extend credit totaling $87.0 million and $66.3 million, respectively. Additionally, the Company had standby letters of credit of $4.3 million and $3.5 million as of September 30, 2000 and December 31, 1999, respectively.

         The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three and nine month periods ended September 30, 2000, totaled approximately $2,898,000 and $3,697,000, respectively. The required balance at September 30, 2000 was $322,000.

H.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued clarifying the accounting for derivatives under the new standard. The Company is in the process of evaluating the impact these pronouncements will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain of the matters discussed in this Form 10-Q, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Community Financial Group, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "contemplate," "plan," "believe," "seek," "estimate," "will," "would," "should," "projected," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these, forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; the effects of competition from other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, securities brokerage and investment banking firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; that technological changes, including data systems compliance issues, are more difficult or expensive than anticipated; and other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

         Community Financial Group, Inc. is a registered bank holding company under the Federal Reserve Holding Company Act of 1956, as amended. CFGI owns The Bank of Nashville (The Bank) and its subsidiaries (collectively referred to as the "Company" or "CFGI"). The Bank owns TBON-Mooreland Joint Venture, LLC and a majority interest in Machinery Leasing Company of North America, Inc. ("BON Leasing"). The following discussion compares the Company's financial condition at September 30, 2000 and December 31, 1999, and results of operations for the three-month and nine month periods ended September 30, 2000, compared with the same periods in 1999. The purpose of the discussion is to focus on important factors affecting the Company's financial condition and results of operations.

         During the second quarter of 2000, the Company announced the election of J. Hunter Atkins as President and Chief Executive Officer of both the Company and The Bank. Mr. Atkins' election followed an announcement during the first quarter of 2000 that the Company planned to pursue a management succession plan and expand its management team. The Board of Directors then formed a search committee to seek a highly qualified individual to assume the responsibilities of President and Chief Executive Officer stating that Mack S. Linebaugh, Jr. would remain as Chairman of the Board of Directors of both the Company and The Bank. Mr. Atkins joined the Company on June 19, 2000. He has over 27 years of banking experience in the Nashville community and most recently served as City President for AmSouth Bank from 1994 through 1999 until his appointment as Consumer Banking Manager for Amsouth Bank in Middle Tennessee. During the third quarter of 2000, the Company announced that Attilio F. Galli has been elected Senior Vice President and Chief Financial Officer of both the Company and The Bank. Mr. Galli joined the Company on August 21, 2000. Mr. Galli has over 26 years of commercial and investment banking as well as venture capital experience. Most recently, Galli served as Managing Director and Founding Partner of Cogito Ventures LLC, a financial consulting and venture capital firm. Prior to forming Cogito, he was chief financial officer of MetroCorp Bancshares, Inc. where he led the company through its initial public offering, directed institutional investor efforts and managed the relationship with security analysts. Mr. Galli began his banking career in 1974 with Citicorp/Citibank and served in a variety of domestic and international corporate finance positions. The addition of Mr. Atkins and Mr. Galli strengthens the Company's management team and positions it to take advantage of market opportunities to further expand existing lines of business while adding appropriate new lines of business. During the remainder of 2000, there are plans to expand or establish new lines of business including private banking, consumer banking and residential lending.

         The Bank operates from its main office at 401 Church Street, Nashville, Tennessee as well as three full-service traditional branches, one located at the Glendale Center in Green Hills, one at Maryland Farms in Brentwood and the other on Gallatin Road in Hendersonville. The Company has received regulatory approval to establish a new branch office in the Cool Springs area at the corner of Baker Bridge Road and Caruthers Road which is expected to open during the first half of 2001. The addition of the Cool Springs Office will bring the total number of traditional banking locations to five. The Company has entered into a lease agreement to install an ATM cash dispenser in the new downtown Hilton Suites Hotel which opened in September 2000. Additionally, the Company has executed a lease to expand its presence in downtown Nashville through the addition of 11,123 square feet of contiguous space in the building adjacent to its main location. During the first three quarters of 2000, the Company continued the expansion of its leasing business through BON Leasing and of its investment services through its relationship with Legg Mason Financial Partners, Inc. (LMFP). Management plans to continue to seek attractive branch locations to further expand its delivery systems and increase its market share.

         Additional banking services are provided through full-service mobile branches, "Bank-on-Call", which was established in 1996 and which has expanded in each subsequent year. Bank-on-Call provides the convenience of "at your door" banking service to customers. Additionally, The Bank has expanded its delivery systems through full-service ATMs, cash dispensers, cash management services and "Bank-on-Line" Internet banking service. The Company has offered Internet banking services to its consumer clients since early 1999 and recently introduced a complete array of Net-based banking services for commercial customers comprising basic Internet banking, bill payment services as well as full cash management services including ACH origination.

         On September 5, 2000, the Company announced that it had signed a multi-year contract with EarningsInsights, in partnership with First Manhattan Consulting Group, to develop and maintain a customer profitability and relationship management system. Management believes that the data warehouse services provided by EarningsInsights will allow the Company to have better control over its operating costs, develop a state-of-the arts pricing system for all bank products and services while at the same time continue its commitment to customer service.

         During 1999 and 2000, the Company approved and implemented two separate stock repurchase plans. As of September 30, 2000, the Company had repurchased 439,500 shares pursuant to the second repurchase agreement. This brings the total number of shares repurchased as of September 30, 2000 to 839,500 shares. An additional 60,500 shares remain available for repurchase under the second agreement which expires December 31, 2000.

         GENERAL. Net income for the quarters ended September 30, 2000 and 1999 was $800,000 and $811,000, respectively. Basic and diluted EPS for the three months ended September 30, 2000 were $0.23 compared with $0.20, for the same period in 1999. Net income for the nine months ended September 30, 2000 and 1999 was $2.5 million and $2.4 million, respectively. Basic and diluted EPS for the nine months ended September 30, 2000 were $0.68, and $0.67, compared with $0.59 and $0.58, respectively, for the same period in 1999.

         At September 30, 1999, total assets and net loans were $341.3 million and $250.3 million compared with $308.1 million and $201.4 million, respectively, at December 31, 1999. Total liabilities and total shareholders' equity at September 30, 2000, were $299.5 million and $41.8 million, respectively, compared with $260.8 million and $47.3 million, respectively, at December 31, 1999.

         The Company's annualized return on average assets was 1.04% for the nine months ended September 30, 2000, and 1.25% for the same period in 1999. The decrease in the return on average assets resulted from a lower capital base due to the share repurchase program. The decline in the return of average equity is the result of lower earnings combined with the reduction of capital. Annualized return on average equity was 7.42% for the nine months ended September 30, 2000, compared with 6.50% for the same period in 1999. The increase in annualized return on average equity reflected the Company's increased net income and a reduction in average equity that resulted from the Company's stock repurchase plans.

         NET INTEREST INCOME. Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest bearing liabilities. Fluctuations in interest rates, volume and mix changes in earning assets and, non-interest and interest bearing liabilities, materially impact net interest income.

         Net interest income for the quarter ended September 30, 2000 increased by $572,000 or 18.4% to $3.7 million compared with $3.1 million for the same period in 1999. The increase in net interest income during the three month period ended September 30, 2000 was due to a 27.0% increase in the volume of average earning assets, coupled with increases of 89 basis points in the average rate earned on average assets. These changes were partially offset by a 23.2% increase in average interest bearing liabilities and an increase of 90 basis points in the average rate paid on these liabilities.

         The increase in the volume of average earning assets, for the three months ended September 30, 2000, was due to a $56.1 million increase in average loans outstanding and an increase of $14.4 million in average investments. These increases in average earnings assets were partially offset by a $19.9 million drop in the average volume of federal funds sold. The mix of assets changed during the third quarter of 2000, compared with the same period in 1999, as the percentage of average loans (the Company's highest yielding asset) to average earning assets increased from 68.4% to 75.1%.

         During the quarter ended September 30, 2000, net interest income was impacted by a shift in the mix of interest bearing liabilities, compared with the same period in 1999. The average volume of NOW accounts increased $2.7 million, or 18.7%, certificates of deposit (CDs) less than $100,000 increased by 19.6% or $8.8 million, CDs greater than $100,000 increased by 91.8%, or $34.8 million, while federal funds purchased increased $6.6 million. The increase in average CDs resulted from the combination of enhanced marketing efforts and greater demand due to higher yields available in the market. During the third quarter of 2000, the average rate paid on CDs greater than $100,000 increased by 94 basis points, while the average rate on CDs less than $100,000 increased by 69 basis points, the average rate on money market accounts increased by 74 basis points, the average rate on NOW accounts increased by 28 basis points and the average rate on Federal Home Loan Bank of Cincinnati (FHLB) borrowings increased 103 basis points. The increases in interest rates on interest bearing liabilities and in average earnings assets reflect interest rate increases by the Federal Reserve Bank.

           Interest expense increased by $1.2 million for the three months ended September 30, 2000 to $3.7 million, compared with $2.5 million during the same period in 1999. For the nine months ended September 30, 2000, interest expense increased by $3.7 million or 59.4%, to $10.0 million, compared with $6.3 million during the same period in 1999. The increase was due to a higher volume of deposits coupled with higher interest paid on deposits.

           The Company considers CDs as a stable means of supporting loan growth. The Company believes that based on its historical experience its large CDs have core-type characteristics. The Company anticipates that this source of funding will continue to be a factor in sustaining the Company's projected asset growth.

         For the quarters ended September 30, 2000 and 1999, net interest margin (net interest income expressed as a percentage of average earning assets) was 4.56% and 4.58%, respectively. The decline in net interest margin resulted primarily from the Company's greater reliance on interest-bearing liabilities. Fluctuations in net interest margin were also affected by the differences in the interest rate sensitivity of the Company's earning assets and interest bearing liabilities.

         For the nine months ended September 30, 2000, net interest income increased by $1.9 million or 22.4% to $10.5 million compared with $8.5 million for the same period in 1999. This increase in net interest income resulted from a 23.3% increase in average earning assets, a change in the mix of earning assets and an increase of 97 basis points in the average rate earned on average earning assets. These increases were partially offset by a 31.9% increase in average interest bearing liabilities and an increase of 94 basis points on the average rate paid on interest bearing liabilities. The change in the mix of average earning assets reflected loans increasing by 33.5%, investments increasing by 13.6% while federal funds sold declined 71.4%. Further impacting net interest income was a shift in the mix of average interest bearing liabilities which reflected an increase of 108.2% in CDs that are greater than $100,000, 68.2% in CDs less than $100,000, 23.2% in NOW accounts, and a 15.2% in
FHLB and other borrowings, while federal funds purchased declined 12.1%. The shift in the mix of the Company's deposit products from lower rate money market and NOW accounts to CDs reflected results of a certificate of deposit advertising campaign conducted during the summer of 1999 and greater demand for CDs due to higher rates. For the nine-month period ended September 2000, net interest margin declined slightly to 4.60% from 4.62% for the same period in 1999 as result of the increased funding requirements which ensued the stock repurchase plans.

         During the three months ended September 30, 2000, the Company recorded an increase of $354,000 to $360,000 to the provision for loan losses, compared with $6,000 during the same period of 1999. The increase in the provision is attributable to the $63.9 million or 33.5% growth in the loan portfolio and a $203,000 or 30.6% increase in the level of non-performing assets. Net charge-offs during the third quarter of 2000 were $335,000 compared with net recoveries of $108,000 during the same period in 1999. There were no loans 90 days or more past due and still accruing interest at September 30, 2000 or September 30, 1999.

         Management and the Asset Liability Committee of the Board of Directors
(ALCO) continue to review various strategies to enhance net interest income and improve the Company's funding, these include but are not limited to the issuance of brokered CDs, increased levels of borrowings from the FHLB, establishments of repurchase agreements with selected broker-dealer and the implementation of future leveraging strategies. At September 30, 2000, the Company had borrowings from the FHLB which totaled $14.5 million compared with $24.5 million, during the same period in 1999.

         NON-INTEREST INCOME. For the three months ended September 30, 2000, non-interest income increased by $19,000 or 2.7% to $712,000, from $693,000 for the same period in 1999, included in non-interest income was an increase of $53,000 in investment center income service which was partially offset by decline of $29,000 in service charges.

         For the nine-month period ending September 30, 2000, non-interest income increased by $66,000 or 3.4% to $2.0 from $1.9 million for the same period in 1999. For the nine months ended September 30, 2000, non-interest income, excluding losses on sale of securities, increased by 4.9% or $95,000, compared with the same period in 1999. Included in non-interest income was an increase of $127,000 in investment center income which was partially offset by declines of $13,000 in trust income, $6,000 in service fee income and $13,000 in other income. The increase in investment center income reflects the Company's continued efforts to expand its investment services through its relationship with Legg Mason Financial Partners.

         NON-INTEREST EXPENSE. During the quarter ended September 30, 2000, non-interest expense increased by $235,000, or 9.5%, to $2.7 million, compared with the third quarter of 1999. This increase was the result of increases of $343,000 in salaries and employee benefits and $17,000 in occupancy expense resulting from higher salaries and employee benefits and occupancy expense related to the Company's expansion in the loan origination staff and loan administration area. These increases were partially offset by a $127,000 decline in advertising, data processing, audit tax and accounting expense and other operating expenses. The Company anticipates that pursuant to its expansion and growth plans additional expenses may be anticipated in these and other areas.

         During the nine-month period ending on September 30, 2000 total non-interest expense increased by $1,120,000, or 17.3%, compared with the same period of 1999, the increase resulted from a $881,000 increase in salaries and employee benefits, a $127,000 increase in occupancy expense and a $131,000 increase in other operating expense. The increase in other operating expenses resulted primarily from higher expenses related to expansion of the Company's accounts receivable financing and home equity loan programs. At September 30, 2000, the Company had 94 employees compared with 75 employees at September 30, 1999. Plans for the remainder of year 2000 include continued expansion in lending and support areas of the Company's commercial banking activities, expansion of consumer banking services, and further expansion of the Company's investment center services. It is expected that the Company's non-interest expense will also increase during the remainder of 2000 due to technology investments necessary to enhance the Company's product and service delivery capabilities. It should be noted that economic conditions and other factors in the market could further impact non-interest expense.

         The Company outsources certain non-core competencies. Core data and item processing, as well as imaging functions have been outsourced to The Intercept Group, Inc. (Nasdaq: ICPT) a developer of fully integrated electronic commerce products and services primarily for community financial institutions. The internal audit function has been outsourced to the Nashville-based certified public accounting firm of Kraft Brothers, Esstman Patton & Harrell, PLLC. The accounting and financial reporting functions have been outsourced to the Nashville-based firm of Williams, Crosslin, Sparks & Vaden, P.C. an independent member of the BDO Seidman Alliance. The relationship with these certified independent public accounting firms provides the Company with access to both the resources of large national accounting and consulting firms while at the same time receiving the individualized attention and fee structure of provided by a local firm.

         The outsourcing agreements allow the Company to continue to direct its efforts to develop and maintain customer relationships. In this context, the Company signed a multi-year contract with EarningsInsights, in partnership with First Manhattan Consulting Group, to develop and maintain a customer profitability and relationship management system. Management believes that the data warehouse services provided by EarningsInsights will allow the Company to have better control over its operating costs, have access to a state-of-the art pricing system for its banking products and services while at the same time continue its commitment to customer service.

         Management is of the opinion that by outsourcing non-core competencies to professional organizations with expertise in their respective field of operations, it can avail itself of professional skills and state-of-the-art systems and technologies that would otherwise not be cost efficient because of economies of scale. The Company believes that these outsourcing agreements have allowed it to remain a customer driven organization, while at the same time continue improving the quality of its management information systems, the timeliness of reports needed by management to run the organization and better control over non-interest expenses.

         INCOME TAXES. During the three months ended September 30, 2000, the Company recorded provision for income taxes of $523,000, compared with $510,000 during the same period in 1999. During the first nine months of 2000, the Company recorded provisions for income taxes of $1,555,000, an increase of $50,000, or 3.3%, compared with $1,505,000 recorded for the same period of 1999. The effective tax rate for each nine-month period was 38.5% and 38.3%, respectively.

FINANCIAL CONDITION

           Total assets at September 30, 2000, were $341.3 million, an increase of $33.2 million, or 10.8%, from December 31, 1999. This increase was due to a $49.2 million increase in total loans outstanding and a $.6 million increase in accrued interest and other assets. These increases were partially offset by decreases of $14.3 million in federal funds sold and $1.8 million in cash and due from banks.

           LOAN PORTFOLIO. Total net loans, net of unearned income and allowance for loan losses, increased to $250.3 million or 22.0% at September 30, 2000, from $201.4 million at December 31, 1999. The growth in total loans reflected the local economic conditions and the Company's investment in loan production capacity. At September 30, 2000 and December 31, 1999, the ratio of total loans to total deposits was 97.2% and 89.7%, respectively. For the same periods, total loans represented 74.6% and 66.7% of total assets, respectively.

           The following table summarizes the Company's loan portfolio, net of unearned income, by type of loan:

                                       As of September 30, 2000     As of December 31, 1999
                                       ------------------------     ------------------------
                                        Amount         Percent       Amount          Percent
                                        ------         -------       ------          -------
                                                       (Dollars in thousands)
Commercial .......................     $ 73,318           28.8%     $ 70,166           34.1%
Real estate mortgage
   Residential ...................       71,745           28.1        30,642           14.9
   Commercial ....................       67,727           26.6        71,834           35.0
Real estate construction
   Residential ...................       14,323            5.6         6,092            3.0
   Commercial ....................        4,477            1.8        13,596            6.6
Consumer and other ...............       14,035            5.5         5,870            2.8
Lease financing ..................        9,086            3.6         7,311            3.6
                                       --------     ----------      --------     ----------
Total loans ......................     $254,711          100.0%     $205,511          100.0%
                                       --------     ----------      --------     ----------
   Less: allowance for loan losses        4,437                        4,062
                                       --------                     --------
      Net loans ..................     $250,274                     $201,449
                                       ========                     ========

         NON-PERFORMING ASSETS. At September 30, 2000, non-performing assets, including non-accrual loans, restructured loans and other real estate owned, were $867,000, compared with $291,000 at December 31, 1999 and $664,000 at
September 30, 1999. The increase in non-performing assets was primarily the result of two loans placed on non-accrual in the second quarter of 2000 with an aggregate total value of $854,000. The Company maintains an allowance for loan losses at a level which, in management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of each reporting period. Consideration in establishing the allowance includes historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans or leases, the level of non-performing assets and current and forecasted economic conditions.

         At September 30, 2000, other potential problem loans were $546,000 compared with $294,000 at September 30, 1999 and $349,000 at December 31, 1999. Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have concerns as to the ability of the borrower to fully comply with present repayment terms. Depending on economic changes and future events, these loans and others, which may not be presently identified, could become future non-performing assets. The composition of non-performing assets at September 30, 2000, was 85.9% in non-accrual loans and 14.1% in repossessed equipment compared with 100% in non-accrual loans at December 31, 1999 and 92.2% in non-accrual loans and 7.8% in other real estate owned at September 30, 1999.

         The Company's non-performing assets were $867,000 at September 30, 2000, compared with $291,000 at December 31, 1999 and $664,000 at September 30, 1999. Total loans, net of unearned income, were $254.7 million at September 30, 2000, an increase of $63.9 million or 33.5% from September 30, 1999, and an increase of $49.2 million, or 23.9%, from December 31, 1999.

         The following table presents information regarding non-performing assets at the periods indicated(in thousands):

                                                             September 30,   December 31,
                                                                 2000            1999
                                                             -------------   ------------
Nonaccrual loans ...........................................   $  745          $    291
Accruing loans 90 days or more past due ....................       --                --
Repossessed equipment ......................................      122                --
                                                               ------          --------
     Total non-performing assets ...........................   $  867          $    291
                                                               ======          ========

Non-performing assets to total assets ......................     0.25%             0.09%
Non-performing assets to total loans and other real estate..     0.34              0.14

         ALLOWANCE FOR LOAN LOSSES. At September 30, 2000 and December 31, 1999, the allowance for loan losses aggregated $4.4 million and $4.0 million, or 1.74% and 1.98% of total loans, respectively. The level of the allowance for loan losses and the amount of the provision are determined on a quarter-by-quarter basis. However, given the inherent uncertainties in the estimation process, no assurance can be given as to the adequacy or the ultimate amount of the allowance at any future date. As of September 30, 2000, the allocated and unallocated portions of the allowance were $3.3 million and $1.1 million, respectively. The unallocated portion of the reserve represented 25.4% at September 30, 2000 compared with 21.4% at December 31, 1999. Presently, management is of the opinion that the reserves are appropriate considering the current level of loans and overall asset quality reflected in the portfolio. For the nine months ended September 30, 2000, net loan charge-offs were $432,000 or 0.19% of average loans outstanding, compared with net recoveries of $218,000 or 0.12% of average loans outstanding for the year ended December 31, 1999.

           The following table presents an analysis of the allowance for loan losses and other related data:

                                                         Nine Months Ended         Year Ended
                                                         September 30, 2000     December 31, 1999
                                                         ------------------     ------------------
                                                                  (Dollars in thousands)
Average loans outstanding ..............................     $ 225,771             $ 176,027
                                                             =========             =========
Total loans outstanding at end of period ...............     $ 254,711             $ 205,511
                                                             =========             =========

Allowance for loan losses at beginning of period .......     $   4,062             $   3,646
Provision for loan losses ..............................           807                   106
Purchased reserve of BON Leasing .......................            --                    92
Charge-offs:
    Commercial .........................................          (469)                 (608)
    Real estate - mortgage .............................            --                  (129)
    Real estate - construction .........................            --                    --
    Consumer and other .................................            --                   (20)
    Lease financing ....................................           (59)                  (15)
                                                             ---------             ---------

       Total charge-offs ...............................          (528)                 (772)
                                                             =========             =========

Recoveries:
    Commercial .........................................            68                   988
    Real estate - mortgage .............................            --                    --
    Real estate - construction .........................            --                    --
    Consumer and other .................................             8                     2
    Leasing financing ..................................            20                    --
                                                             ---------             ---------

      Total recoveries .................................            96                   990
                                                             ---------             ---------

Net loan charge-offs/ (recoveries) .....................          (432)                 (218)
                                                             ---------             ---------

Allowance for loan losses at end of period .............     $   4,437             $   4,062
                                                             =========             =========

Ratio of allowance to end of period total loans ........          1.74%                 1.98%
Ratio of net loan charge-offs to average loans .........          0.19                  0.12
Ratio of allowance to end of period non-performing loans        595.57              1,395.88

         SECURITIES. At September 30, 2000, the securities portfolio totaled $74.7 million, a decrease of $146,000 or 0.19% from $74.9 million at December 31, 1999. This decrease was primarily due to the scheduled repayment of the investment securities. At September 30, 2000 and December 31, 1999, the Company maintained the entire investment portfolio classified as available for sale in an effort to better manage its interest rate risk and liquidity position.

         DEPOSITS. At September 30, 2000, total deposits increased by $33.0 million or 14.4%, to $262.1 million, from $229.1 million at December 31, 1999. The increase in deposits was comprised of a $19.4 million increase in CDs greater than $100,000, a $8.0 million increase in non-interest bearing demand deposits, a $2.9 million increase in NOW accounts and a $5.5 million increase in money market accounts. These increases were partially offset by a $2.7 million decrease in CDs less than $100,000.

         Non-interest-bearing deposits at September 30, 2000 increased by $8.0 million or 43.5% to $26.5 million from $18.5 million at December 31, 1999. The Company's ratios of noninterest-bearing demand deposits to total deposits for September 30, 2000 and December 31, 1999 were 10.1% and 8.1%, respectively.

         Core deposits, a relatively stable funding base, comprised 74.2% of total deposits at September 30, 2000 and 78.9% at December 31, 1999. Core deposits represent total deposits excluding CDs greater than $100,000. At September 30, 2000, interest-bearing deposits increased by $24.9 million or 11.8% to $235.6 million from $210.7 million at December 31, 1999. The increase in interest-bearing deposits resulted from a $5.4 million rise in money market accounts and an increase of $19.4 million in CDs greater than $100,000. These increases were offset by a decrease of $2.7 million in CDs less than $100,000.

         OTHER BORROWINGS. At September 30, 2000, the Company had three, 5-year loans totaling $14.5 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The loans bear interest at the average rate of 5.84% per annum. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Total borrowed funds increased $5.1 million at September 30, 2000 from December 31, 1999. This increase was comprised primarily of federal funds purchased. At September 30, 2000 and December 31, 1999, the Company had available for its use $41.0 million and $34.5 million, respectively, of short term unsecured lines of credit. Such short-term lines serve as temporary liquidity source for unanticipated loan and investment surges. These lines facilitate federal funds borrowings and bear a rate that is equal to the current rate for federal funds purchased. Amounts outstanding under these lines of credit were $18.6 million and $5.0 million at September 30, 2000 and December 31, 1999, respectively.

         CAPITAL RESOURCES. Shareholder's equity declined by $5.5 million to $41.8 million at September 30, 2000, from $47.3 million at December 31, 1999. Unrealized losses on securities available for sale were $712,000 at September 30, 2000, compared with unrealized losses on securities available for sale of $1.0 million at December 31, 1999.

         Shareholders' equity, excluding SFAS No. 115 adjustments, declined by $5.8 million or 12.0%, to $42.5 million at September 30, 2000, from $48.3 million at December 31, 1999. The change in shareholders' equity was primarily due to the repurchase of 535,000 million shares of common stock repurchased during the nine months ended September 30, 2000 pursuant to the Company's stock repurchase plans. During the same period, the Company recorded net income $2.5 million.

         At September 30, 2000 total shareholders' equity as a percentage of total assets declined to 12.2% from 15.4%, due to the stock buy-backs, dividends paid, a 10.8% increase in total assets during the first nine months of 2000 and $712,000 in accumulated other comprehensive losses. These factors were partially offset by $2.5 million in net income recorded during the first nine months of 2000.

         In December 1998, 2.0 million warrants, each representing the right to acquire a common share of stock at a price of $12.50, were exercised resulting in the addition of $25.0 million in new equity capital and the implementation of two stock repurchase plans during 1999 and 2000. While the Company has repurchased 839,500 shares under these plans, at September 30, 2000, the additional capital generated in 1998 through the exercise of warrants continues to provide expansion opportunities for the Company. In April 1999, the Company, through The Bank, formed TBON-Mooreland Joint Venture, LLC. The new company, a joint venture of The Bank and Mooreland Title Company, LLC, provides title services including underwriting title insurance on most real estate loan transactions, within the office of Mooreland Title. On June 18, 1999, $1.3 million in capital was utilized to acquire the majority interest in BON Leasing. Furthermore, the Company continues to execute its internal expansion plan as demonstrated by the increase in loan origination capacity. This was accomplished through the addition of loan officers and the related support staff, as well as the addition of the Private Banking practice in June 2000. Current plans are to establish additional branch and ATM locations and to continue the deployment of capital through further diversification of the Company's business lines and investments in other strategic long-term business opportunities.

         The Company reported dividend payments of $1.9 million during the first nine months of 2000 compared with $1.4 million for the same period in 1999. The total dividend payments during the first nine months of 1999 were $0.33 per share, respectively, which compares with total dividend payments of $0.51 per share for the same period of 2000.

         The Company's capital ratios continued to exceed all regulatory requirements reflecting a significant amount of excess capital based on industry standards and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") minimum ratios. At September 30, 2000, the Company's Tier 1, total capital to adjusted assets and total risk based capital ratios were 15.18%, 13.78% and 16.43%, respectively. At December 31, 1999 Tier 1, total capital to adjusted assets and risk based capital ratio were 21.12% 16.13% and 22.37%, respectively. The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of September 30, 2000 to the minimum and well-capitalized regulatory standards:

                                       Minimum             Well         Actual Ratio At
                                       Required        Capitalized     September 30, 2000
                                       --------        -----------     ------------------
THE COMPANY
   Leverage ratio ................     3.00%(1)            N/A                12.65%
   Tier 1 risk-based capital
     ratio .......................     4.00                N/A                15.18
   Risk-based capital ratio ......     8.00                N/A                16.43
THE BANK
   Leverage ratio ................     3.00%(1)           5.00%                9.61%
   Tier 1 risk-based capital
     ratio .......................     4.00               8.00                11.22
   Risk-based capital ratio ......     8.00              10.00                12.47

--------
(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.

         MARKET RISK AND LIQUIDITY. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk results primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial movement in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes on interest rates on its net interest income using several tools. The Company's Funds Management Policy provides management with the necessary guidelines for effective funds management. The Company manages its sensitivity position within established guidelines.

         Interest rate risk is managed by the ALCO in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional and local economy, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company's Board of Directors, management has been given some latitude to increase the Company's interest rate sensitivity position within certain limits if, in management's judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically.

         The Company's interest rate risk management policy establishes fluctuation limits of 15.0% and 16.0% to net interest income and the economic value of equity, respectively, assuming an instantaneous 200 basis points shift in interest rates. The Company's primary objective in managing interest rate risk is to minimize the adverse impact that changes in interest rates would have on net interest income and the economic value of equity while structuring the Company's assets and liabilities to optimize the yield-cost spread. The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. Presently, the Company is evaluating the benefits that interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts would have in helping reduce its interest rate risk.

         At least quarterly, the ALCO reviews interest rate risk considering results compared with policy, current rate and economic outlook, loan and deposit demand levels, pricing and maturity of assets and liabilities, impact on net interest income under varying rate scenarios, regulatory developments, comparison of modified duration of both assets and liabilities as well as any appropriate strategies to counteract adverse interest rate projections. The Company's imbalance between the duration of assets and liabilities is limited to less than one year and generally does not exceed one-half year.

         An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect adversely net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

         The following table provides Company management with repricing data at September 30, 2000. The purpose of this information is to assist management in the elements of pricing and matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates a $75.3 million negative GAP on a cumulative basis for the one year time period. With this condition, the Company might be susceptible to a decrease in net interest income should market interest rates increase and no actions are undertaken by management to enhance its funding costs and increase lending rates. The Company is aware of this imbalance and has initiated strategies to lower the negative GAP by emphasizing the origination of floating rate loans while lengthening the terms of fixed rate liability products. GAP reflects a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk.

                       EXPECTED REPRICING OR MATURITY DATE
                             (Dollars in Thousands)

                                               Average              Average                Average
                                   0 - 365    Interest    1 - 3    Interest    3 - 5       Interest
                                    Days        Rate      Years      Rate      Years         Rate
                                  ---------   --------   ---------  --------  ---------    --------
 Assets
 Securities ....................  $  25,509      7.08%  $  14,699      6.37%  $ 12,116        6.86%
 Loans .........................    154,706      9.68      39,548      8.23     53,284        8.31
 Cash ..........................        180      6.35          --        --         --          --
                                  ---------             ---------             --------

 Total interest-earning assets..    180,395                54,247               65,400
                                  =========             =========             ========
 Liabilities
 Deposits ......................    221,020      5.47      14,572      7.09         --          --
 FHLB and other borrowings .....     34,636      6.68          --        --         --          --
                                  ---------             ---------             --------
 Total interest bearing
   liabilities..................  $ 255,656             $  14,572             $     --
                                  =========             =========             ========

Interest rate sensitive GAP ....  $ (75,261)            $  39,675             $ 65,400
Cumulative interest rate
   sensitive GAP ...............  $ (75,261)              (35,586)            $ 29,814
Period GAP to total assets
   sensitive GAP ...............     -22.05%                11.62%               19.16%
Cumulative interest rate GAP ...     -22.05%               -10.43%                8.74%
Cumulative interest earning
   assets to cumulative
   interest bearing
   liabilities .................      70.56%                86.83%              111.03%

                                    Greater       Average                Average
                                      Than       Interest                Interest
                                    5 Years        Rate        Total       Rate
                                    --------     --------    ---------   --------
 Assets
 Securities ....................   $  22,407        6.66%    $  74,731     6.78%
 Loans .........................       7,173        8.72       254,711     9.14
 Cash ..........................          --          --           180     6.35
                                   ---------                 ---------

 Total interest-earning assets..      29,580                   329,622
                                   =========                 =========
 Liabilities
 Deposits ......................          --          --       235,592     5.57
 FHLB and other borrowings .....          --          --        34,636     6.68
                                   ---------                 ---------
 Total interest bearing
   liabilities..................   $      --                 $ 270,228
                                   =========                 =========

Interest rate sensitive GAP ....   $  29,580
Cumulative interest rate
   sensitive GAP ...............      59,394
Period GAP to total assets
   sensitive GAP ...............        8.67%
Cumulative interest rate GAP ...       17.40%
Cumulative interest earning
   assets to cumulative
   interest bearing
   liabilities .................      121.98%

         At September 30, 2000 and based on the above analysis, given a sudden 200 basis point shift in interest rates, net interest income would increase 1.32% in the raising rate scenario and increases 0.87% in the falling rate scenario. Pre-tax earnings increase 2.92% in rising rates and increase 1.94% in falling rates. The 365-day cumulative re-pricing GAP is -$75.2 million and the ratio of risk sensitive asset to risk sensitive liability is 0.70.

         Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are met primarily by financing activities, consisting mainly of growth in CDs, supplemented by available investment securities held-for-sale, federal funds bought and other borrowings. Federal funds bought generally represent overnight borrowings. Other borrowings principally consist of U.S. Treasury tax note option accounts with maturities of 14 days or less and borrowings from the FHLB. At September 30, 2000, the estimated average life of the investment portfolio was 5.42 years, compared with 8.28 years at December 31, 1999. At September 30, 2000 and December 31, 1999, all securities were classified as available for sale. The Company also uses the investment securities, federal funds bought and other borrowings in its management of interest rate risk and to enhance net interest margin.

         The Company is eligible for certain borrowing programs through the FHLB. Generally, most advances require delivery of eligible securities as collateral. Maturities under these programs range from one day to 20 years. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. At September 30, 2000, the Company had $24.5 in borrowings under these programs compared with $14.5 at year-end 1999.

         On September 30, 2000 and December 31, 1999, the Company had available for its use $41.0 million and $34.5 million, respectively, of short term unsecured lines of credit. Such sort term lines serve as temporary liquidity source for unanticipated loan and investment surges. These lines facilitate federal funds borrowings and bear a rate that is equal to the current rate for federal funds purchased. Amounts outstanding under these lines of credit were $18.6 million and $5.0 million at September 30, 2000 and December 31, 1999, respectively.

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5.    OTHER INFORMATION

           Not applicable

ITEM 6A.   EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit
   Number            Identification of Exhibit
   ------            -------------------------

     11        --    Computation of Earnings Per Common Share, included as
                     Note (F) to the Interim Consolidated Financial
                     Statements on Page 8 of this Form 10-Q.

     27        --    Financial Data Schedule. The required Financial Data
                     Schedule has been included as Exhibit 27 of the Form
                     10-Q filed electronically with the Securities and Exchange Commission.

ITEM 6B. THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED SEPTEMBER 30, 2000.

         September 5, 2000 announcing the acceleration of the vesting of 17,600 options previously granted to retiring President and Chief Executive Officer Mr. Mack S. Linebaugh, Jr.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COMMUNITY FINANCIAL GROUP, INC.
                                           Registrant

November 13, 2000                          /s/ J. Hunter Atkins
---------------------                      ----------------------------------
Date                                       J. Hunter Atkins
                                           President and Chief Executive Officer

November 13, 2000                          /s/ Attilio F. Galli
---------------------                      -----------------------------------
Date                                       Attilio F. Galli
                                           Senior Vice President and
                                           Chief Financial Officer