Form 10-K405
period 2000-12-31
COMMUNITY FINANCIAL GROUP INC
filed 2001-03-29
CIK 852677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                             ---------------------
                        COMMISSION FILE NUMBER 000-28496
                             ---------------------

                        COMMUNITY FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                                      62-1626938
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

                          401 CHURCH STREET, SUITE 200
                        NASHVILLE, TENNESSEE 37219-2213
          (Address of principal executive offices including zip code)

                                 (615) 271-2000
              (Registrant's telephone number, including area code)
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $6.00 PER SHARE
                                (Title of class)
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].
                             ---------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ].
                             ---------------------
     As of March 13, 2001, the number of outstanding shares of Common Stock was 3,419,512. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $35,913,873.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III, Items 10-13)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                      SPECIAL CAUTIONARY NOTICE REGARDING
                           FORWARD-LOOKING STATEMENTS

     Statements and financial discussion and analysis contained in this Annual Report on Form 10-K and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein describe the future plans, strategies and expectations of Community Financial Group, Inc. (the "Company" or "CFGI") and are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

     - Changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

     - Changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

     - Changes in local economic and business conditions which adversely affect the ability of the Company's customers to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms or a change in the value of the related collateral;

     - Increased competition for deposits and loans adversely affecting rates and terms;

     - The Company's ability to identify suitable acquisition candidates;

     - The timing, impact and other uncertainties of the Company's ability to enter new markets successfully and capitalize on growth opportunities;

     - Increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

     - The failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

     - Changes in the availability of funds resulting in increased costs or reduced liquidity;

     - Increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

     - The Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

     - The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

     - Changes in statutes and government regulations or their interpretations applicable to bank holding companies and our present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 1.  BUSINESS

THE COMPANY

     The Company was incorporated as a Tennessee Corporation on December 13, 1995 to become a bank holding company pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for

The Bank of Nashville (the "Bank"). On April 30, 1996, the Company executed a plan of exchange with the Bank, whereby CFGI became the holding company of the Bank. The Bank is a state-chartered bank incorporated in 1989 under the laws of the state of Tennessee. The Bank owns 100% of the stock of TBON-Mooreland Joint Venture, LLC, a title agency, and has a majority interest in Machinery Leasing Company of North America, Inc. ("TBON Leasing"). The Company's headquarters are located at 401 Church Street, Suite 200, Nashville, Tennessee 37219, and its telephone number is (615) 271-2000.

     The Company mission is to create long term shareholder value by providing superior financial services through committed professionals who work in an environment which enables them to achieve their fullest potential while being involved, concerned citizens.

     The Company provides a full range of banking and financial services, including commercial and consumer banking, real estate construction and mortgages, lease financing, financial and investment services -- through its relationship with Legg Mason Financial Partners, Inc. ("LMFP"), a registered broker-dealer -- and title services. The Company has four locations, including its Main branch located in downtown Nashville, and suburban branches in Green Hills, Brentwood, and Hendersonville. These locations are complemented by the Company's four "Bank-on-Call" mobile branches which operate throughout the market area with at-your-door banking convenience and a network of nine automated teller machines ("ATMs") strategically located throughout the Nashville metropolitan area. In addition to the four existing branch locations, the Company has received regulatory approval to establish an additional suburban Nashville branch in the Cool Springs area which is expected to open during the second half of 2001.

     The Company is focused on serving small and middle-sized businesses and individuals in the middle Tennessee market, with a primary service area comprising the Metro Nashville-Davidson County Metropolitan Statistical Area ("MSA"). Nashville, located in the north central part of the State, is the State's largest MSA. Situated midway between the Mississippi delta to the west and the Great Smoky Mountains to the east, Metropolitan Nashville is comprised of Davidson county and seven surrounding counties. Over half of the population of the U.S. is located within a 600-mile radius of the city and the central location has contributed to the emergence of Nashville as an important transportation, tourism and distribution center. The Nashville economy is well diversified with music, entertainment, printing and publishing, healthcare, automobile manufacturing, financial services, real estate development and construction, education, government, tourism, hospitality, manufacturing, warehousing, distribution and various service sectors all being major contributors to the economic vitality of the area.

     The Company seeks credits of good quality within its target market exhibiting good historical trends, stable cash flows, and secondary sources of repayment from tangible collateral. The Company extends credit for the purpose of establishing and continuing long term relationships. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Company and must obtain appropriate approvals for credit extensions in excess of assigned individuals' lending limits. The Company also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.

     The Company outsources certain non-core competencies. Core data and item processing, as well as imaging functions, have been outsourced to The Intercept Group, Inc. (Nasdaq: ICPT) a developer of fully integrated electronic commerce products and services primarily for community financial institutions. The internal audit function has been outsourced to the Nashville-based certified public accounting firm of Kraft Brothers, Esstman Patton & Harrell, PLLC. The accounting and regulatory reporting functions have been outsourced to the Nashville-based firm of Williams, Crosslin, Sparks & Vaden, P.C. an independent member of the BDO Seidman Alliance. The relationship with these certified independent public accounting firms provides the Company with access to both the resources of national accounting and consulting firms while at the same time receiving the individualized attention and fee structure provided by a local firm.

     The outsourcing agreements allow the Company to continue to direct its efforts to develop and maintain customer relationships. In this context, the Company signed a multi-year contract with EarningsInsights, in partnership with First Manhattan Consulting Group in September 2000, to develop and maintain a customer profitability and relationship management system. Management believes that the data warehousing services provided by EarningsInsights will allow the Company to have better control over its operating costs, have access to a state-of-the art pricing system for its banking products and services while at the same time continue its commitment to customer service.

     Management is of the opinion that by outsourcing non-core competencies to professional organizations with expertise in their respective field of operations, it can avail itself of professional skills and state-of-the-art systems and technologies that would otherwise not be cost efficient because of economies of scale. The Company believes that these outsourcing agreements have allowed it to remain a customer driven organization, continuing to improve the quality of its management information systems, and the timeliness of reports needed by management to run the organization as well as to improve control over non-interest expenses.

     During the second quarter of 2000, the Company announced the election of J. Hunter Atkins as President and Chief Executive Officer of both the Company and the Bank. Mr. Atkins' election followed an announcement during the first quarter of 2000 that Mack S. Linebaugh, Jr., would retire as President and Chief Executive Officer but remain as Chairman of the Board and that the Company planned to pursue a management succession plan and expand its management team. Concurrent with such announcement, the Board of Directors formed a search committee to seek a highly qualified individual to assume the responsibilities of President and Chief Executive Officer. Mr. Atkins joined the Company on June 19, 2000. He has over 27 years of banking experience in the Nashville community and most recently served as City President for AmSouth Bank from 1994 through 1999 until his appointment as Consumer Banking Manager for Amsouth Bank in Middle Tennessee. During the third quarter of 2000, the Company announced that Attilio F. Galli had been elected Senior Vice President and Chief Financial Officer of both the Company and the Bank. Mr. Galli joined the Company on August 21, 2000. Mr. Galli has over 26 years of commercial and investment banking as well as venture capital experience. Most recently, Mr. Galli served as Managing Director and Founding Partner of Cogito Ventures LLC, a financial consulting and venture capital firm. Prior to forming Cogito, he was chief financial officer of MetroCorp Bancshares, Inc. where he led the company through its initial public offering, directed institutional investor efforts and managed the relationship with security analysts. Mr. Galli began his banking career in 1974 with Citicorp/Citibank and served in a variety of domestic and international corporate finance positions. The addition of Mr. Atkins and Mr. Galli strengthens the Company's management team and positions it to take advantage of market opportunities to further expand existing lines of business.

     The Company has a five-part strategy for growth. First, the Company intends to continue its emphasis on maintaining high asset quality and to further diversify credit risk by broadening its consumer practice and expanding its product offerings.

     Second, the Company will continue to focus its efforts on small and medium sized businesses, their owners and employees, and private banking customers for loan and deposit opportunities as it has successfully done for the past eleven years. The commercial banking sector is generally characterized by privately held companies with annual revenues ranging from $5 million to $50 million and borrowings ranging from $50,000 to $7 million, but primarily in the $150,000 to $3 million range. The Company's target market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with localized decision-making and loan officers who are responsive and experienced and have ready access to the bank's senior management. In implementing this part of its strategy, the Company continues to explore opportunities to solidify existing and build new customer relationships by providing new services and expanding its base of services in the professional and executive market to meet the demands of that sector.

     Third, capitalizing on its reputation of superior customer service, the Company intends to delivery systems by selectively expanding its branch and ATM network in areas that demographically complement its existing or targeted customer base. As other local banks are acquired by out-of-state organizations, the Company believes that the establishment of branches will better meet the needs of customers in many Nashville area neighborhoods who feel disenfranchised by larger regional or national organizations. The Company intents to also complement the traditional brick-and-mortar branch system with alternative delivery systems, including but not limited to financial kiosks, enhanced Internet banking services, ACH originations, voice response services, and a telephone-banking center.

     Fourth, the Company intents to continue to use of state-of-the-art technology to diversify and enhance its delivery channels, improve products and services and reduce operating costs. To effectively accomplish this, the Company has retained Brintech, Inc., a technology consulting firm, to assist in conducting a technology assessment plan and help in the identification and selection of a new core processing system capable of delivering a broad array of financial products while at the same time reducing processing costs and response time. To defray the costs associated with the new core processing system, the Company intends to further leverage its capital position by investing in investment securities and funding such investments with increased borrowings from the Federal Home Loan Bank of Cincinnati (the "FHLB").

     Fifth, the Company may pursue selected acquisitions of depository and non-depository financial institutions. The Company intends to conduct thorough studies and reviews of any possible acquisition candidates to assure that they are consistent with the Company's existing goals, both from an economic and strategic perspective. The Company believes market and regulatory factors may present opportunities for the Company to acquire other financial institutions.

     The Company is well capitalized as demonstrated by a total risk-based capital ratio of 15.43%, Tier 1 risk-based capital ratio of 14.17% and Tier 1 leverage ratio of 12.14% at December 31, 2000. These capital ratios exceed the current regulatory minimum requirements. During the year 2000, the Company declared dividends of $0.68 per share which resulted in a dividend payout ratio of 75.6%.

THE BANK

     The Bank has accomplished its growth internally through the establishment of de-novo branches in areas meeting its target market characteristics and predominantly serving small and mid sized businesses, their owners, and employees. The Bank's community banking approach is characterized by providing an array of product offerings specifically designed to appeal to its customer base enhanced with personalized service. The Company believes that it has developed a reputation as the premier provider of financial products and services to small and medium-sized businesses and consumers located in the communities that it serves. Each of its lines of business is an outgrowth of the Company's expertise in meeting the particular needs of its customers. The Company's principal lines of business are the following:

     Commercial Loans. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. The Company's commercial lending emphasis includes loans to the real estate industry and building contractors, health and business service companies as well as non-depository financial institutions. The Company makes available to businesses a broad range of short and medium-term commercial lending products, including working capital lines (for financing inventory and accounts receivable), purchases of machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2000, the Company's commercial loan portfolio totaled $77.1 million or 28.5% of gross loans.

     Commercial Mortgage Loans. The Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of three to seven years. As of December 31, 2000, the Company had a commercial real estate mortgage portfolio of $103.7 million, representing 38.3% of gross loans.

     Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company's residential construction loans are for single-family dwellings which are pre-sold or are under earnest money contract. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2000, the Company had a real estate construction portfolio of $22.0 million or 8.1% of gross loans, of which $20.0 million were residential construction loans and $2.0 million were commercial construction loans.

     Equipment Leasing. In 1999, the Company acquired the majority of the stock of TBON Leasing to provide equipment lease financing to small and medium-sized businesses. At December 31, 2000, outstanding lease receivables totaled $9.7 million, compared with $7.3 million at December 31, 1999. TBON Leasing generally leases machinery under noncancelable, full payment leases which provide, through rentals, for full recovery of the cost of the machinery leased. Such leases are accounted for as direct financing leases whereby the contracts receivable and unearned interest income are recorded when lease contracts become effective. In addition to enhancing the Company's profitability, many of the customers obtained through these efforts have also established more traditional banking relationships with the Company.

     Consumer Financing. The Company offers a variety of loan and deposit products and services to retail customers through its branch network. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. Retail deposit products and services include checking and money market accounts, time deposits, ATM cards, debit cards and on-line banking.

     Investment Services. In 1993, the Company established a relationship with LMFP, a registered broker-dealer subsidiary of the investment banking firm of Legg Mason Wood Walker, Inc. Through LMFP, licensed professionals provide investment products and services, including mutual funds, annuities, stocks, bonds and other investments to individual consumers and systematic savings plans through a variety of pension plans, including simplified Employee Pension, 401(k) programs and other retirement services. At December 31, 2000 and 1999, total assets under management were $239.9 million and $228.3 million, respectively.

     The Bank maintains a strong community orientation by, among other things, supporting active participation of all employees in local charitable, civic, school and church activities.

     The Bank is well capitalized as demonstrated by a total risk-based capital ratio of 12.03%, Tier 1 risk-based capital ratio of 10.78% and Tier 1 leverage ratio of 9.29% at December 31, 2000. These capital ratios exceed the current regulatory minimum requirements.

SUPERVISION AND REGULATION

     The federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of the Company and the Bank. The following description and references herein to applicable statutes and regulations, which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank, are brief summaries and are qualified in their entirety by reference to such statutes and regulations.

  The Company

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") and is subject to supervision and regulation by the Federal Reserve Bank of Atlanta (the "Federal Reserve"). The BHCA and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries have in the past been limited to the business of banking and activities closely related or incidental to banking. Under new banking legislation, see -- "Gramm-Leach-Bliley Act" below, however, member banks will have broadened authority, subject to limitations on investment, to engage in activities that are financial in nature (other than insurance underwriting, merchant or insurance portfolio investment, real estate development and real estate investment) through subsidiaries if the bank is well capitalized, well managed and has at least a satisfactory rating under the Community Reinvestment Act.

     Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

     Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve's Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to nonbanking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the Federal Reserve's authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

     Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

     Annual Reporting; Examinations. The Company is required to file an annual report with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may examine a bank holding company or any of its subsidiaries and charge the company for the cost of such an examination.

     Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets and certain off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements).

     In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its total consolidated average assets. Bank holding companies must maintain a minimum leverage ratio of at least 3.0%, although most organizations are expected to maintain leverage ratios that are 100 to 200 basis points above this minimum ratio.

     The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve provide that concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy. The Federal Reserve recently adopted amendments to its risk-based capital regulations to provide for the consideration of interest rate risk in the agencies' determination of a banking institution's capital adequacy.

     Gramm-Leach-Bliley Act. Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. On November 12, 1999, however, the Gramm-Leach-Bliley Act was signed into law which, effective March 11, 2000, relaxed the previous limitations permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities; sponsoring mutual funds and investment companies, insurance underwriting and agency activities, merchant banking activities and activities which the Federal Reserve considers to be closely related to banking. A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company which does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

     Under the new legislation, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries are regulated largely by securities regulators and insurance subsidiaries are regulated largely by insurance authorities. Implementing regulations under the Gramm-Leach-Bliley Act have not yet been finalized and the Company cannot predict the full sweep of the new legislation and has not yet determined whether it will ever elect to become a financial holding company.

     Enforcement Powers of The Federal Banking Agencies. The Federal Reserve and the Federal Deposit Insurance Corporation (the "FDIC") have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or the Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

     Imposition of Liability for Undercapitalized Subsidiaries. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 2000, the Bank met the requirements of a "well-capitalized" institution and, therefore, these requirements presently do not apply to the Company.

     Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership or control of more than 5% of any class of voting shares of any bank.

     The Federal Reserve will allow the acquisition by a bank holding company of an interest in any bank located in another state only if the laws of the state in which the target bank is located expressly authorize such acquisition. Tennessee law permits, in certain circumstances, out-of-state bank holding companies to acquire banks and bank holding companies in Tennessee.

     Expanding Enforcement Authority. One of the major effects of FDICIA was the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease, and desist or removal orders, seek injunctions and publicly disclose such actions.

     Effect on Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

  The Bank

     As a state bank, the Bank is principally supervised, examined, and regulated by the Tennessee Department of Financial Institutions ("TDFI"). The Bank is a member of the Federal Reserve System and as such, its primary federal regulator is the Board of Governors of the Federal Reserve System through the Federal Reserve Bank of Atlanta. The TDFI and the Federal Reserve regularly examine such areas as capital adequacy, reserves, loan portfolio, investments and management practices. The Bank must also furnish quarterly and annual reports to the TDFI and the Federal Reserve, and the TDFI and the Federal Reserve may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC, the Bank is also subject to backup regulation and supervision by the FDIC.

     Restrictions on Transactions with Affiliates and Insiders. The Bank is subject to certain federal statutes limiting transactions with the Company and its nonbanking affiliates. Section 23A of the Federal Reserve Act affects loans or other credit extensions to, asset purchases from and investments in affiliates of the Bank. Such transactions with the Company or any of its nonbanking subsidiaries are limited in amount to ten percent of the Bank's capital and surplus and, with respect to the Company and all of its nonbanking subsidiaries together, to an aggregate of twenty percent of the Bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts.

     In addition, Section 23B of the Federal Reserve Act requires that certain transactions between the Bank, including its subsidiaries and its affiliates must be on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated persons. The Bank is also subject to certain prohibitions against any advertising that indicates the Bank is responsible for the obligations of its affiliates.

     The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O now apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus and the Federal Reserve may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Tennessee law generally prohibits loans in excess of 15% of the Bank's capital, surplus and undivided profits. With approval of the Bank's Board of Directors, the limit may be increased to 25% of the Bank's capital.

     Interest Rate Limits. Under the laws of the State of Tennessee, the maximum annual interest rate that may be charged on most loans made by the Bank is based on the "formula rate" established from time to time by the Commissioner of Financial Institutions. The formula rate is an annual rate of interest four percentage points above the average prime loan rate as published by the Federal Reserve, not to exceed 24% per annum. The Bank may charge interest on certain consumer loans at the rate allowed to Tennessee Industrial Loan and Thrift Companies, which is generally up to 24% per annum. State usury laws (but not late charge limitations) have been preempted by federal law for loans secured by a first lien on residential real property.

     Examinations. The Federal Reserve periodically examines and evaluates member banks. Based upon such an evaluation, the Federal Reserve may revalue the assets of a member bank and require that it establish specific reserves to compensate for the difference between the Federal Reserve-determined value and the book value of such assets. Onsite examinations are to be conducted every 12 months, except that certain well-capitalized banks may be examined every 18 months. FDICIA authorizes the Federal Reserve to assess the institution for its costs of conducting the examinations.

     Prompt Corrective Action. In addition to the capital adequacy guidelines, FDICIA requires the Federal Reserve to take "prompt corrective action" with respect to any member bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized," which authorize and in certain cases require, the Federal Reserve to take certain specified supervisory action. Under regulations implemented under FDICIA, a member bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A member bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines) and the institution does not meet the definition of an undercapitalized institution. A member bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.

     With certain exceptions, member banks will be prohibited from making capital distributions or paying management fees to a holding company if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized member banks will be required to file capital restoration plans with the Federal Reserve. Such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy. Undercapitalized member banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The Federal Reserve also may, among other things, require an undercapitalized member bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

     The Federal Reserve is authorized by FDICIA to take various enforcement actions against any significantly undercapitalized member bank and any member bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the Federal Reserve. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring primary approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors and requiring the dismissal of directors and officers.

     Significantly and critically undercapitalized member banks may be subject to more extensive control and supervision. The Federal Reserve may prohibit any such institution from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of a member bank becoming critically undercapitalized, the Federal Reserve must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability.

     As of December 31, 2000, the Bank exceeded the capital requirements of a "well-capitalized" institution.

     Dividends Restrictions. Federal and Tennessee law limits the payment of dividends by banks. Under Tennessee law, the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts and any write-offs or other deductions required by the TDFI, may credit net profits to the Bank's undivided profits account. Thereafter, the Bank may quarterly, semi-annually or annually declare a dividend from that account in an amount judged expedient by the Bank's Board of Directors. Before declaring the dividend, the Board of Directors must deduct any net loss from the undivided profits account and transfer to the Bank's surplus account (i) the amount, if any, required to raise the surplus to 50% of the capital stock and (ii) the amount required, if any, but not less than 10% of net profits, to make the paid-in-surplus account equal the capital stock account. Thereafter, the Bank may declare a dividend if the Bank is adequately reserved against deposits and those reserves will not be impaired by the declaration of the dividend.

     A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits or retained earnings account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and also may be limited by federal and state regulatory agency protections against unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of the Bank, constitute an unsafe or unsound banking practice. When a Bank's surplus account is less than its capital stock account, Tennessee law imposes other restrictions on dividends. Finally, the FDIC prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

     The Federal Reserve also imposes dividend restrictions on the Bank as a state member bank of the Federal Reserve. The Bank may not declare or pay a dividend if that dividend would exceed the Bank's undivided profits, unless the Bank has received the prior approval of the Federal Reserve and at least two-thirds of the shareholders of each class of stock outstanding. Additionally, the Bank may not permit any portion of its "permanent capital" to be withdrawn, unless the withdrawal has been approved by the Federal Reserve and at least two-thirds of the shareholders of each class of stock outstanding. "Permanent capital" is defined as the total of a bank's perpetual preferred stock and related surplus, common stock and surplus and minority interest in consolidated subsidiaries. Finally, if the Bank has a capital surplus in excess of that required by law, that excess may be transferred to the Bank's undivided profits account and be available for the payment of dividends, so long as (i) the amount came from the earnings of prior periods, excluding earnings transferred as a result of stock dividends and (ii) the Bank's Board and the Federal Reserve approved the transfer.

     Deposit Insurance. The deposits of the Bank are insured by the FDIC through the BIF to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. Congress recently enacted legislation that, among other things, provides for assessments against BIF-insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations as assessed by the FDIC. For the first quarter of 2001, the FICO assessment is
0.01960 per $100 of eligible deposits.

     Conservator and Receivership Powers. FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event the Bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF, such as liquidation.

     Brokered Deposit Restrictions. FIRREA and FDICIA generally limit institutions which are not well capitalized from accepting brokered deposits. In general, undercapitalized institutions may not solicit, accept or renew brokered deposits. Adequately capitalized institutions may not solicit, accept or renew brokered deposits unless they obtain a waiver from the FDIC. Even in that event, they may not pay an effective yield of more than 75 basis points over the effective yield paid on deposits of comparable size and maturity in the institution's normal market area for deposits accepted from within that area, or the national rate paid on deposits of comparable size and maturity for deposits accepted from outside the institution's normal market area.

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Equal Credit Opportunity Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

COMPETITION

     The banking business is highly competitive and the profitability of the Company depends principally on the Company's ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based lenders, non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. The principal methods of competition centers around such aspects as interest rates on loans and deposits, decision-making relationship management, customer services and other service oriented fee based products. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of its customers. The competition from both financial and nonfinancial institutions is expected to continue. As of June 30, 2000, the FDIC reported that there were 39 depository institutions with deposits totaling $16.3 billion in the Nashville MSA. Based on deposits, the Bank had a 1.66% market share.

EMPLOYEES

     As of December 31, 2000, the Company had 98 full-time equivalent employees, 34 of whom were officers classified as vice president or above. The Company provides medical and hospitalization insurance to its full-time employees. The Company has also provided most of its employees with the benefit of Common Stock ownership through the Company's contributions to a 401(k) plan, in which 81 of its employees were participating at December 31, 2000, an Employee Stock Purchase Plan, and a Non-qualified Stock Option Plan. The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES

FACILITIES

     The Company is headquartered in the downtown central business district of Nashville. The Company occupies space in the second, third and twenty-third floors of the L & C Tower, located at 401 Church Street, a location which also serves as the Bank's Main branch. Additionally, during the second quarter of 2000, the Company executed a lease to expand its presence in downtown Nashville through the addition of 11,123 square feet of contiguous space in the building adjacent to L&C Tower which formerly housed the Nashville Area Chamber of Commerce. The new space will serve as the Company's Headquarters and general office space. The Company has four locations including its Main branch and suburban Nashville branch locations in Green Hills, Brentwood and Hendersonville. These locations are complemented by the Company's four "Bank on Call" mobile branches which operate throughout the market area with at-your-door banking convenience and a network of nine automated teller machines ("ATMs") strategically located throughout the Nashville metropolitan area. In addition to the four existing branch locations, the Company has received regulatory approval to establish an additional suburban branch office in the Cool Springs area which is expected to open during the second half of 2001. Management plans to continue to seek attractive branch locations to further expand its delivery systems and increase its market share. The following table sets forth specific information on each such location.

                                                   DEPOSITS AT
LOCATION               OWNED/LEASED   SQ. FT.   DECEMBER 31, 2000          ADDRESS             DATE OPENED
--------               ------------   -------   -----------------   ---------------------   -----------------
                                           (DOLLARS IN THOUSANDS)
Main Office               Leased      32,679        $175,883        401 Church Street       November 1989
Green Hills               Leased       4,670          52,996        3770 Hillsboro Road     January 1997
Brentwood                 Leased       4,000          23,025        5105 Maryland Way       September 1998
Hendersonville             Owned       3,800          21,132        100 Maple Drive North   May 1999

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market System ("Nasdaq NMS") on June 4, 1998 and is quoted in such Market under the symbol "CFGI." Prior to being listed on the Nasdaq NMS, the Company stock was traded on the Nasdaq SmallCap Market. Prior to the formation of the Company as the holding company for the Bank, commencing on December 8, 1989, the Bank's common stock traded on the Nasdaq Over-the-Counter under the symbol "TBON."

     As of the date of this Form 10-K, there were 3,419,512 shares outstanding and 411 shareholders of record. The number of beneficial owners is unknown to the Company at this time. The high and low closing prices were as follows:

                                                               HIGH     LOW
                                                              ------   ------
2000
Fourth quarter..............................................  $12.69   $10.13
Third quarter...............................................   13.00    11.63
Second quarter..............................................   13.75    12.88
First quarter...............................................   14.13    11.63
1999
Fourth quarter..............................................  $16.63   $12.75
Third quarter...............................................   15.25    14.00
Second quarter..............................................   18.13    12.75
First quarter...............................................   16.38    11.00

CAPITAL STOCK

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock (the "Common Stock"), $6.00 per share par value, of which 3,419,512 shares were issued and outstanding as of the date of this Form 10-K. As of the date of this Form 10-K, an additional 185,006 shares of Common Stock were issuable upon exercise of the Company's outstanding stock options issued to the Company's board of directors and staff.

     In January 1998, the Company adopted a shareholder rights plan authorizing the distribution of a dividend of one common share purchase right for each outstanding share of Common Stock. The rights are exercisable in the event of the acquisition by a third party of 15% or more of the Common Stock or if such third party announces a tender offer, the consummation of which would result in an ownership of 15% or more of the Common Stock. The rights are designed to ensure that all of shareholders receive fair and equal treatment in the event of a proposed takeover of the Company and to safeguard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders an appropriate control premium.

     In December 1998, the Company announced that 2,002,337 of the 4,744,927 warrants issued at startup in 1989 had been exercised. Total proceeds generated from the exercise of the warrants were approximately $25 million. Any remaining warrants expired unexercised at the close of business on December 31, 1998.

     On March 23, 1999, to facilitate the management of its capital position, the Company announced a stock buy-back plan of 400,000 shares (the "March 23, 1999 Plan") with an original expiration date of December 31, 1999. On January 26, 2000, the Company extended the expiration date of the March 23, 1999 Plan until March 31, 2000 to allow for the completion of the plan. On March 15, 2000, the Company announced that it had completed the March 23, 1999 Plan and announced a second stock repurchase plan for the acquisition of an additional 500,000 shares of common stock with an expiration date of December 31, 2000 (the "March 15, 2000 Plan"). On December 20, 2000, the Company announced the extension of the March 15, 2000 Plan to December 31, 2001 to provide for the acquisition of 16,000 shares remaining to be purchased under the March 15, 2000 Plan and an additional 400,000 shares, for a total of up to 416,000 shares of common stock. At December 31, 2000, the Company had repurchased 484,000 shares under the March 15, 2000 Plan and 884,000 shares since commencing its stock repurchase program in March 1999.

DIVIDENDS

     Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available. The Company has historically paid dividends on its Common Stock. During 2000, the Company paid $2.5 million or $0.68 per share in dividends compared with $1.8 million or $0.46 per share in 1999. The Company anticipates continuing to pay quarterly dividends of $0.17. There is no assurance, however, that the Company will continue to pay dividends in the future.

     The principal sources of cash to the Company are derived from short-term investments resulting from its capital position and operating revenues. Furthermore, the Company may receive dividends paid by the Bank with respect to the Bank's capital stock. There are, however, certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities.

     Dividends Restrictions. Federal and Tennessee law limits the payment of dividends by banks. Under Tennessee law, the directors of a state chartered bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts and any write-offs or other deductions required by the TDFI, may credit net profits to the Bank's undivided profits account. Thereafter, the Bank may quarterly, semi-annually or annually declare a dividend from that account in an amount judged expedient by the Bank's Board of Directors. Before declaring the dividend, the Board of Directors must deduct any net loss from the undivided profits account and transfer to the Bank's surplus account (i) the amount, if any, required to raise the surplus to 50% of the capital stock and
(ii) the amount required, if any, but not less than 10% of net profits, to make the paid-in-surplus account equal the capital stock account. Thereafter, the Bank may declare a dividend if the Bank is adequately reserved against deposits and those reserves will not be impaired by the declaration of the dividend.

     A state chartered bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits, retained earnings account, or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and also may be limited by federal and state regulatory agency protections against unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of the Bank, constitute an unsafe or unsound banking practice. When a Bank's surplus account is less than its capital stock account, Tennessee law imposes other restrictions on dividends. Finally, the FDIC prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

     The Federal Reserve also imposes dividend restrictions on the Bank as a state member bank of the Federal Reserve. The Bank may not declare or pay a dividend if that dividend would exceed the Bank's undivided profits, unless the Bank has received the prior approval of the Federal Reserve and at least two-thirds of the shareholders of each class of stock outstanding. Additionally, the Bank may not permit any portion of its "permanent capital" to be withdrawn, unless the withdrawal has been approved by the Federal Reserve and at least two-thirds of the shareholders of each class of stock outstanding. "Permanent capital" is defined as the total of a bank's perpetual preferred stock and related surplus, common stock and surplus and minority interest in consolidated subsidiaries. Finally, if the Bank has a capital surplus in excess of that required by law, that excess may be transferred to the Bank's undivided profits account and be available for the payment of dividends, so long as (i) the amount came from the earnings of prior periods, excluding earnings transferred as a result of stock dividends and (ii) the Bank's Board and the Federal Reserve approved the transfer.

     As of December 31, 2000, an aggregate of approximately $11.1 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

     In the future, the declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company's Board of Directors. See "Business -- Supervision and Regulation."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K and the information contained in "Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2000 are derived from the Company's Consolidated Financial Statements which have been audited by independent accountants. Certain prior year amounts have been reclassified to conform with the 2000 presentation.

                                                                  YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      2000       1999        1998       1997       1996
                                                    --------   ---------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income...................................  $ 28,281   $  20,975   $ 16,591   $ 15,260   $ 12,899
Interest expense..................................    13,925       9,053      8,035      7,956      6,446
                                                    --------   ---------   --------   --------   --------
  Net interest income.............................    14,356      11,922      8,556      7,304      6,453
Provision for loan losses.........................     1,256         106        128        100         --
                                                    --------   ---------   --------   --------   --------
  Net interest income after provision for loan
    losses........................................    13,100      11,816      8,428      7,204      6,453
Noninterest income................................     2,785       2,675      1,805      1,421        927
Noninterest expense...............................    10,542       8,845      6,071      5,236      4,665
                                                    --------   ---------   --------   --------   --------
  Income before provision for income taxes........     5,343       5,646      4,162      3,389      2,715
Provision for income taxes........................     2,086       2,145      1,581      1,331        168
                                                    --------   ---------   --------   --------   --------
         Net income...............................  $  3,257   $   3,501   $  2,581   $  2,058   $  2,547
                                                    ========   =========   ========   ========   ========
PER SHARE DATA:
Net income:
  Basic...........................................  $   0.90   $    0.86   $   1.08   $   0.93   $   1.16
  Diluted.........................................      0.90        0.85       0.78       0.89       1.15
Book value(1).....................................     12.32       12.31      12.06      10.74      10.00
Cash dividends....................................      0.68        0.46       0.24       0.20       0.16
Weighted average shares outstanding (in
  thousands):
  Basic...........................................     3,619       4,068      2,394      2,205      2,199
  Diluted.........................................     3,635       4,129      3,321      2,324      2,223
BALANCE SHEET DATA:
Securities........................................  $ 62,775   $  74,877   $ 71,662   $ 66,059   $ 46,437
Gross loans.......................................   270,568     205,511    152,675    122,749    107,888
Allowance for loan losses.........................     4,622       4,062      3,646      3,128      2,878
Net loans.........................................   265,946     201,449    149,029    119,621    105,010
Total assets......................................   354,620     308,106    238,185    204,887    166,679
Total deposits....................................   273,036     229,141    162,553    164,099    133,270
Total shareholders' equity........................    42,281      47,315     51,171     24,052     22,085
AVERAGE BALANCE SHEET DATA:
Securities........................................  $ 74,124   $  68,421   $ 59,117   $ 61,587   $ 45,163
Gross loans(2)....................................   235,432     176,027    133,660    114,835    102,895
Allowance for loan losses.........................     4,447       3,945      3,389      3,006      3,124
Total assets......................................   324,738     269,137    209,501    190,766    158,615
Total deposits....................................   252,523     199,089    167,294    152,640    132,853
Total shareholders' equity........................    43,205      49,200     27,313     22,846     20,964
PERFORMANCE RATIOS:
Return on average assets..........................      1.00%       1.30%      1.23%      1.08%      1.61%
Return on average equity(1).......................      7.39        7.09       9.56       9.05      12.18
Net interest margin...............................      4.61        4.65       4.28       3.96       4.18
Efficiency ratio(3)...............................     61.50       60.59      58.50      59.95      63.21
ASSET QUALITY RATIOS:
Nonperforming assets to total assets..............      0.38%       0.09%      0.19%      0.60%      0.35%
Nonperforming assets to total loans and other real
  estate..........................................      0.49        0.14       0.30       1.00       0.54
Net loan charge-offs (recoveries) to average
  loans...........................................      0.30       (0.12)     (0.29)     (0.13)      0.15
Allowance for loan losses to total loans..........      1.71        1.98       2.39       2.55       2.67
Allowance for loan losses to nonperforming
  loans...........................................    595.62    1,395.88     893.63     285.92     497.06
CAPITAL RATIOS:
Leverage ratio....................................     12.14%      16.13%     23.04%     11.84%     13.18%
Average shareholders' equity to average total
  assets..........................................     13.30       18.28      13.04      11.98      13.22
Tier 1 risk-based capital ratio...................     14.17       21.10      30.30      17.50      19.30
Total risk-based capital ratio....................     15.43       22.40      31.60      18.80      20.60

---------------

(1) Net of accumulated other comprehensive income (loss), net of taxes.
(2) Net of unearned discounts and loan fees.
(3) Calculated by dividing total non-interest expenses by net interest income plus non-interest income, excluding net securities gains and losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's balance sheets and statements of operations. This section should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this document.

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

OVERVIEW

     From December 31, 1997 to December 31, 2000, the Company experienced consistent growth as assets increased from $204.9 million at December 31, 1997 to $354.6 million at December 31, 2000, an increase of $149.7 million or 73.1%. The increase was driven by growth in the loan portfolio primarily due to the expansion of the branch network and greater number of product lines and services available to customers. The Company opened two branches during this period, expanding into the Nashville suburbs of Brentwood in 1998, and Hendersonville in 1999. In each of these endeavors, the Company has met or exceeded growth and profitability expectations. Loans accounted for the majority of the Company's asset growth, increasing from $122.7 million to $270.6 million over the three-year period ending December 31, 2000. Supporting this substantial expansion was an increase in deposits, which rose from $164.1 million to $273.0 million, representing a 66.4% increase during the period. Shareholders' equity increased to $42.3 million, an increase of $18.2 million or 75.5% at December 31, 2000, compared with $24.1 million as of December 31, 1997. The increase in total equity during 1998 resulted primarily from $25.0 million in proceeds from the exercise of 2.0 million warrants which had been issued at inception in 1989.

     Net income available to shareholders was $3.3 million, $3.5 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, and diluted net income per common share was $0.90, $0.85, and $0.78, for these same periods. Earnings growth from 1998 to 2000 resulted primarily from strong internal loan growth. The Company posted returns on average assets of 1.00%, 1.30%, and 1.23% and returns on average equity of 7.39%, 7.09%, and 9.56% for the years ended December 31, 2000, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

  Net Interest Income

     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

     2000 versus 1999. Net interest income totaled $14.4 million in 2000 compared with $11.9 million in 1999, an increase of $2.5 million or 21.0%. The increase resulted primarily from a $7.0 million or 44.0% increase in interest income on loans primarily due to growth in loans and increase in average rates. Interest expense increased by $4.9 million or 53.8% due to a $49.3 million increase in the level of interest-bearing deposits and 87 basis points increase in rates. The increase in time deposits, coupled with higher interest rates paid during the year, resulted in slight changes of net interest margins which decreased from 4.65% to 4.61% and in net interest spread which decreased from 3.61% to 3.60%, for 1999 and 2000, respectively.

     Interest income increased to $28.3 million in 2000 from $21.0 million in 1999. The increase was driven by growth in the average loan portfolio of $59.4 million or 33.8% while the Company experienced an increase in the yield on average loans to 9.8% in 2000 from 9.1% in 1999 resulting from the increasing rate environment prevalent in 1999 and 2000. The average securities portfolio increased by $5.7 million or 8.3%, while its yield rose 51 basis points from 6.40% in 1999 to 6.91% in 2000 also due to increases in interest rates.

     Interest expense increased by $4.8 million to $13.9 million in 2000 compared with $9.1 million in 1999. The increase in interest expense was primarily the result of growth in average time deposits of $48.1 million during 2000. The Company views time deposits, which are the primary tools used to fund the Company's loan growth, as a stable means of supporting such growth. The Company believes that based on its historical experience, its large time deposits have core-type characteristics. Of the $62.1 million of time deposits greater than $100,000 at December 31, 2000, approximately 77.0% have been with the Company longer than one year The Company anticipates that this source of funding will continue to sustain a portion of the Company's asset growth in the future.

     1999 versus 1998. Net interest income totaled $11.9 million in 1999, compared with $8.6 million in 1998, an increase of $3.3 million or 38.4%. The increase resulted primarily from a 29.1% increase in interest income on loans owing principally to a $23.0 million or 29.0% increase in commercial loans. Interest expense increased $1.0 million while interest income increased $4.4 million. Net interest margins were 4.65% and 4.28% and net interest spreads were 3.61% and 3.38% for 1999 and 1998, respectively.

     Interest income increased to $21.0 million in 1999 from $16.6 million in 1998. The increase was driven by growth in the average loan portfolio of $42.3 million or 31.7% while the Company experienced a decrease in the yield on average loans to 9.09% in 1999 from 9.27% in 1998. The average securities portfolio increased by $9.3 million or 15.9%, to $68.4 million, while its yield declined 10 basis points from 6.49% in 1998 to 6.39% in 1999.

     The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                                2000                               1999
                                  --------------------------------   --------------------------------
                                    AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                  OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                    BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                  -----------   --------   -------   -----------   --------   -------
                                                        (DOLLARS IN THOUSANDS)
                                               ASSETS
Interest-earning assets:
Total loans.....................   $235,432     $23,035     9.78%     $176,027     $15,995     9.09%
Taxable securities..............     71,883       4,960     6.90        67,122       4,287     6.39
Tax-exempt securities(1)........      2,241         155     6.92         1,299          87     6.70
Federal funds sold and other
  temporary investments.........      2,585         170     6.58        12,200         626     5.13
                                   --------     -------               --------     -------
Total interest-earning assets...    312,141      28,320     9.07       256,648      20,995     8.18
                                                -------                            -------
Less allowance for loan
  losses........................     (4,447)                            (3,945)
                                   --------                           --------
Total interest-earning assets,
  net of allowance for loan
  losses........................    307,694                            252,703
Nonearning assets...............     17,044                             16,434
                                   --------                           --------
        Total assets............   $324,738                           $269,137
                                   ========                           ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand
  deposits......................   $ 17,619     $   559     3.17%     $ 14,222     $   413     2.90%
Money market accounts...........     89,881       4,345     4.83        92,059       3,783     4.11
Time deposits...................    121,322       7,431     6.13        73,220       3,925     5.36
Federal funds purchased and
  securities sold under
  repurchase agreements.........      6,777         468     6.91         3,102         156     5.05
FHLB and other borrowings.......     19,206       1,122     5.84        15,376         776     5.04
                                   --------     -------               --------     -------
Total interest-bearing
  liabilities...................    254,805      13,925     5.47       197,979       9,053     4.57
                                                -------                            -------
Noninterest-bearing liabilities:
Noninterest-bearing demand
  deposits......................     23,701                             19,588
Other liabilities...............      3,027                              2,370
        Total liabilities.......    281,533                            219,937
                                   --------                           --------
Shareholders' equity............     43,205                             49,200
                                   --------                           --------
Total liabilities and
  shareholders' equity..........   $324,738                           $269,137
                                   ========                           ========
Net interest income(1)..........                $14,395                            $11,942
                                                =======                            =======
Net interest spread.............                            3.60%                              3.61%
                                                            ====                               ====
Net interest margin(1)..........                            4.61%                              4.65%
                                                            ====                               ====

                                      YEARS ENDED DECEMBER 31,
                                  --------------------------------
                                                1998
                                  --------------------------------
                                    AVERAGE     INTEREST   AVERAGE
                                  OUTSTANDING   EARNED/    YIELD/
                                    BALANCE       PAID      RATE
                                  -----------   --------   -------
                                       (DOLLARS IN THOUSANDS)
                                               ASSETS
Interest-earning assets:
Total loans.....................   $133,660     $12,391     9.27%
Taxable securities..............     57,946       3,759     6.49
Tax-exempt securities(1)........      1,171          74     6.32
Federal funds sold and other
  temporary investments.........      7,468         384     5.14
                                   --------     -------
Total interest-earning assets...    200,245      16,608     8.29
                                                -------
Less allowance for loan
  losses........................     (3,389)
                                   --------
Total interest-earning assets,
  net of allowance for loan
  losses........................    196,856
Nonearning assets...............     12,645
                                   --------
        Total assets............   $209,501
                                   ========
                                   LIABILITIES AND SHAREHOLDERS'
                                                EQUITY
Interest-bearing liabilities:
Interest-bearing demand
  deposits......................   $ 11,190     $   367     3.28%
Money market accounts...........     77,982       3,463     4.44
Time deposits...................     61,713       3,501     5.67
Federal funds purchased and
  securities sold under
  repurchase agreements.........        574          29     5.11
FHLB and other borrowings.......     12,144         675     5.56
                                   --------     -------
Total interest-bearing
  liabilities...................    163,603       8,035     4.91
                                                -------
Noninterest-bearing liabilities:
Noninterest-bearing demand
  deposits......................     16,409
Other liabilities...............      2,176
        Total liabilities.......    182,188
                                   --------
Shareholders' equity............     27,313
                                   --------
Total liabilities and
  shareholders' equity..........   $209,501
                                   ========
Net interest income(1)..........                $ 8,573
                                                =======
Net interest spread.............                            3.38%
                                                            ====
Net interest margin(1)..........                            4.28%
                                                            ====

---------------

(1) Tax equivalent basis.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

                                                              YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                      2000 VS. 1999              1999 VS. 1998
                                                 ------------------------   -----------------------
                                                    INCREASE                   INCREASE
                                                   (DECREASE)                 (DECREASE)
                                                     DUE TO                     DUE TO
                                                 ---------------            --------------
                                                 VOLUME    RATE    TOTAL    VOLUME   RATE    TOTAL
                                                 ------   ------   ------   ------   -----   ------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Total loans....................................  $5,736   $1,304   $7,040   $3,854   $(250)  $3,604
Securities.....................................     379      362      741      596     (55)     541
Federal funds sold and other temporary
  investments..................................    (585)     129     (456)     237       5      242
                                                 ------   ------   ------   ------   -----   ------
          Total increase (decrease) in interest
            income.............................   5,530    1,795    7,325    4,687    (300)   4,387
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits...............     105       41      146       91     (45)      46
Money market accounts..........................     (91)     653      562      592    (272)     320
Time deposits less than $100,000...............   1,021      267    1,288      336    (113)     223
Time deposits greater than $100,000............   1,867      351    2,218      290     (88)     202
Federal funds purchased........................     238       74      312      127      (1)     126
Other borrowings...............................     250       96      346      167     (66)     101
                                                 ------   ------   ------   ------   -----   ------
          Total increase (decrease) in interest
            expense............................   3,390    1,482    4,872    1,603    (585)   1,018
                                                 ------   ------   ------   ------   -----   ------
          Total increase in net interest
            income.............................  $2,140   $  313   $2,453   $3,084   $ 285   $3,369
                                                 ======   ======   ======   ======   =====   ======

  Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "-- Allowance for Loan Losses."

     The 2000 provision for loan losses increased from $106,000 to $1.3 million. The 1999 provision for loan losses decreased slightly to $106,000 from $128,000 in 1998. The increased provision for 2000 reflects loan growth of 31.7%. The 1999 provision was impacted by net recoveries of $218,000.

  Noninterest Income

     Noninterest income for the years ended December 31, 2000, 1999 and 1998, was $2.8 million and $2.7 million and $1.8 million, respectively. The majority of the growth in noninterest income resulted from greater fees derived from the investment center related to higher volume of assets under management. At December 31, 2000, 1999 and 1998 assets under management were $239.9 million, $228.3 million and $186.0 million, respectively. The increases in service fees were realized through an improvement in monitoring the accounts subject to service fees.

     The following table presents the major categories of noninterest income:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Investment center income....................................  $1,589   $1,345   $  662
Service fees income.........................................     884      879      549
Trust income................................................      --       93      224
Income from foreclosed assets...............................      83        3       --
Gain on sale of other real estate owned.....................      10       29       29
(Loss) gain on sale of investment securities, net...........     (97)      (5)      52
Other noninterest income....................................     316      331      289
                                                              ------   ------   ------
          Total noninterest income..........................  $2,785   $2,675   $1,805
                                                              ======   ======   ======

  Noninterest Expense

     For the years ended December 31, 2000, 1999 and 1998, noninterest expense totaled $10.5 million, $8.8 million and $6.1 million, respectively. The $1.7 million or 19.3% increase in 2000 was primarily due to higher employee compensation and benefits and occupancy expense related to new branches. The Company's efficiency ratios were 61.50%, 60.59% and 58.50% in 2000, 1999 and 1998, respectively. A lower efficiency ratio reflects higher efficiency. The increase in the efficiency ratio for the year 2000 is a reflection of lower earnings and increased infrastructure costs. The increase in efficiency ratio in 1999 reflected the costs associated with the new branches. The following table presents the major categories of noninterest expense:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Salaries and employee benefits..............................  $ 5,864   $4,687   $3,357
Non-staff expenses:
  Occupancy.................................................    1,525    1,298      830
  Advertising...............................................      319      336      144
  Audit, tax and accounting.................................      252      262      196
  Data processing...........................................      207      175      187
  Other noninterest expense.................................    2,375    2,087    1,357
                                                              -------   ------   ------
          Total non-staff expenses..........................    4,678    4,158    2,714
                                                              -------   ------   ------
          Total noninterest expense.........................  $10,542   $8,845   $6,071
                                                              =======   ======   ======

     Salaries and employee benefits for the years ended December 31, 2000, 1999 and 1998, were $5.9 million, $4.7 million and $3.4 million, respectively, reflecting increases of $1.2 million, $1.3 million and $700,000 during the same periods. The increase in 2000 resulted primarily from the costs associated with establishment of the Hendersonville branch which opened in May 1999, increased expenses related to expansion of the Company's loan programs including loan officers and support staff and higher commission expenses paid to investment center staff. The increase in 1999 resulted principally from the addition of new lending staff necessary to meet loan demand and the first full year of operations of the Brentwood branch which opened in September of 1998. Total full-time equivalent employees at December 31, 2000, 1999 and 1998 were 98, 80 and 61, respectively.

     Non-staff expenses for 2000, 1999, and 1998 were $4.7 million, $4.2 million and $2.7 million, respectively, reflecting increases of $520,000 or 12.5%, $1.4 million or 53.2% and $151,000 or 5.9%, respectively. The increase in 2000 was primarily due to higher occupancy expenses resulting from a full year of operations of the Hendersonville branch. The increase in 1999 and 1998 was the result of higher occupancy expense from the increased number of operating branches and ATMs.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the State tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses.

     In 2000, income tax expense was $2.1 million, level with that of 1999. In 1999, income tax expense increased $564,000 or 35.7% from 1998 income tax expense of $1.6 million as a result of a 35.7% increase in pre-tax income driven by strong internal loan growth. The effective tax rate was approximately 39% and 38% for 2000 and 1999, respectively. The increase in the effective tax rate was due to increased level of non-deductible goodwill and minority interest in the year 2000.

  Impact of Inflation

     The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "-- Financial Condition -- Interest Rate Sensitivity and Liquidity" below.

FINANCIAL CONDITION

  Securities

     The Company follows Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. The Company does not have a trading account. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income in shareholders' equity until realized.

     The Company uses its securities portfolio primarily as a source of income and secondarily as a source of contingent liquidity. To facilitate this process, the Company maintains all securities in the available for sale portfolio. At December 31, 2000, securities totaled $62.8 million, a decrease of $12.1 million or 16.2% from $74.9 million in 1999. The decrease was due to increased loan demand and the sale of securities at year-end 2000 to reposition the investment portfolio. At December 31, 1999, securities increased by $3.2 million to $74.9 million from $71.7 million at December 31, 1998. The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

                                               AS OF DECEMBER 31, 2000                         AS OF DECEMBER 31, 1999
                                    ---------------------------------------------   ---------------------------------------------
                                                  GROSS        GROSS                              GROSS        GROSS
                                    AMORTIZED   UNREALIZED   UNREALIZED    FAIR     AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                      COST         GAIN         LOSS       VALUE      COST         GAIN         LOSS       VALUE
                                    ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
                                                                       (DOLLARS IN THOUSANDS)
U.S. Government agency
  securities......................   $56,558       $377         $341      $56,594    $71,321       $77         $1,577     $69,821
Municipal securities..............     2,291         59           --        2,350      2,290         6             96       2,200
Other debt securities.............       833          2           --          835         --        --             --          --
Equity securities.................     2,996         --           --        2,996      2,856        --             --       2,856
                                     -------       ----         ----      -------    -------       ---         ------     -------
        Total securities..........   $62,678       $438         $341      $62,775    $76,467       $83         $1,673     $74,877
                                     =======       ====         ====      =======    =======       ===         ======     =======

     The following table summarizes the contractual maturity of investment securities at amortized cost and their weighted average yields. Maturities of collateralized mortgage obligations are not segregated due to staggered maturity dates. Maturities of equity securities are not segregated since they have no stated maturity.

                                                                                 AS OF
                                                                              DECEMBER 31,
                                                                                  2000
                                                                               AFTER FIVE
                                                           AFTER ONE YEAR      YEARS BUT
                                            WITHIN ONE       BUT WITHIN        BUT WITHIN
                                               YEAR          FIVE YEARS        TEN YEARS      AFTER TEN YEARS        TOTAL
                                          --------------   ---------------   --------------   ---------------   ---------------
                                          AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT    YIELD
                                          ------   -----   -------   -----   ------   -----   -------   -----   -------   -----
                                                                         (DOLLARS IN THOUSANDS)
U.S. Government agency securities.......   $17     9.00%   $5,219    7.15%   $3,677   6.79%   $25,848   7.00%   $34,761   7.00%
Municipal securities....................    --       --        --      --      360    8.16      1,931   7.23      2,291   7.38
Other debt securities...................    --       --        --      --       --      --         --     --     22,630   6.70
Equity securities.......................    --       --        --      --       --      --         --     --      2,996   6.62
                                           ---     ----    ------    ----    ------   ----    -------   ----    -------   ----
        Total securities................   $17     9.00%   $5,219    7.15%   $4,037   6.92%   $27,779   7.02%   $62,678   6.89%
                                           ===     ====    ======    ====    ======   ====    =======   ====    =======   ====

     U.S. Government agency securities include mortgage-backed securities principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings and certain minimum levels of regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

     At December 31, 2000 and 1999, 65.3% and 75.8%, respectively, of the mortgage-related securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-related securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Consequently, the premium paid must be amortized over a shorter time period. Therefore, securities purchased at a discount will produce higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security may be extended.

  Derivatives

     As of December 31, 2000 and 1999, the Company did not have any off-balance sheet derivative contracts outstanding. However, the securities portfolio did contain some securities with options callable by the issuers. In a declining rate environment, the likelihood that these options will be called may increase.

  Loan Portfolio

     Total loans increased by $65.1 million or 31.7% to $270.6 million at December 31, 2000. This compares with an increase of $52.8 million or 34.6% to $205.5 million at December 31, 1999, from $152.7 million at December 31, 1998. The growth in loans reflected the improving local economy, the opening of new branches and the Company's investment in loan production capacity.

     For the years ended December 31, 2000, 1999 and 1998, the ratio of total loans to total deposits was 99.1%, 89.7% and 93.9%, respectively. For the same periods, total loans represented 76.3%, 66.7%, and 64.1% of total assets, respectively. The following table summarizes the loan portfolio of the Company by type of loan:

                                                         AS OF DECEMBER 31,
                               -----------------------------------------------------------------------
                                      2000                 1999                 1998            1997
                               ------------------   ------------------   ------------------   --------
                                AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT
                               --------   -------   --------   -------   --------   -------   --------
                                                       (DOLLARS IN THOUSANDS)
Commercial...................  $ 77,136     28.5%   $ 70,166     34.1%   $ 51,970     34.0%   $ 38,571
Real estate mortgage:
  Residential................    40,875     15.1      30,642     14.9      30,774     20.2      22,529
  Commercial.................   103,671     38.3      71,834     35.0      48,681     31.9      48,526
Real estate construction:
  Residential................    19,962      7.4       6,092      3.0       4,538      2.9       2,801
  Commercial.................     2,075      0.8      13,596      6.6      10,129      6.7       6,625
Consumer.....................    17,152      6.3       5,870      2.9       6,583      4.3       3,697
Lease financing..............     9,697      3.6       7,311      3.5          --       --          --
                               --------    -----    --------    -----    --------    -----    --------
        Total loans..........  $270,568    100.0%   $205,511    100.0%   $152,675    100.0%   $122,749
                               ========    =====    ========    =====    ========    =====    ========

                                    AS OF DECEMBER 31,
                               ----------------------------
                                1997            1996
                               -------   ------------------
                               PERCENT    AMOUNT    PERCENT
                               -------   --------   -------
                                  (DOLLARS IN THOUSANDS)
Commercial...................    31.4%   $ 35,721     33.1%
Real estate mortgage:
  Residential................    18.4      21,462     19.9
  Commercial.................    39.5      37,301     34.6
Real estate construction:
  Residential................     2.3       2,929      2.7
  Commercial.................     5.4       6,538      6.1
Consumer.....................     3.0       3,937      3.6
Lease financing..............      --          --       --
                                -----    --------    -----
        Total loans..........   100.0%   $107,888    100.0%
                                =====    ========    =====

     At year-end December 31, 2000 and 1999, the Company had gross loan concentrations (greater than 25% of capital) in the following industries:

                                                                       AS OF
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Real estate industry........................................   $ 34,119     $ 27,260
Health services.............................................     16,195       18,341
Building contractors........................................     16,082       14,494
Non-depository financial institutions.......................     12,404       14,502
Business services...........................................     11,352       10,044
All other...................................................    180,416      120,870
                                                               --------     --------
          Gross loans.......................................   $270,568     $205,511
                                                               ========     ========

     The contractual maturity ranges of the commercial and industrial and real estate portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2000 are summarized in the following table:

                                                          AS OF DECEMBER 31, 2000
                                             -------------------------------------------------
                                                              AFTER
                                             ONE YEAR OR   ONE THROUGH     AFTER
                                                LESS       FIVE YEARS    FIVE YEARS    TOTAL
                                             -----------   -----------   ----------   --------
                                                          (DOLLARS IN THOUSANDS)
Commercial.................................    $40,023       $32,069      $ 5,044     $ 77,136
Real estate mortgage
  Residential..............................     12,708         7,870       20,297       40,875
  Commercial...............................     10,262        30,864       62,545      103,671
Real estate construction
  Residential..............................     19,962            --           --       19,962
  Commercial...............................        121           473        1,481        2,075
                                               -------       -------      -------     --------
          Total............................    $83,076       $71,276      $89,367     $243,719
                                               =======       =======      =======     ========
Fixed Rate Loans...........................    $ 7,565       $48,184      $18,330     $ 74,079
Floating Rate Loans........................     75,511        23,092       71,037      169,640
                                               -------       -------      -------     --------
          Total............................    $83,076       $71,276      $89,367     $243,719
                                               =======       =======      =======     ========

  Nonperforming Assets

     The Company believes that it has procedures in place to maintain a high credit quality loan portfolio. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors, review by an independent internal loan review department, reviews by an independent outside loan review company, the Asset Review Committee of the Board of Directors approval for large credit relationships and loan documentation procedures. The loan review department reports credit risk grade changes on a monthly basis to Management and the Board of Directors. The Company performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, credit sizes and officer portfolio loads. There can be no assurance, however, that the Company's loan portfolio will not subject to increasing pressures from deteriorating credit environment due to a decline in the general economic conditions.

     The Company generally places a loan on nonaccrual status and ceases accruing interest when, in the opinion of Management, full payment of loan principal and interest is in doubt. All loans past due more than 90 days are placed on nonaccrual status unless the loan is both well-secured by cash or marketable securities and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as significant doubt exists as to collection of the principal. Otherwise, interest is recognized on a cash basis. In determining the adequacy of loan losses, the Company evaluates on an ongoing basis nonaccrual loans and other loans which are considered potential problem loans. Other potential problem loans consist of loans that are currently not considered nonperforming, but where certain information has caused the Company to have concerns as to the ability of the borrower to fully comply with present repayment terms, depending on economic changes and future events, these loans and others, which may not be presently identified, could become future nonperforming loans.

     The Company updates appraisals on loans secured by real estate as these are renewed, prior to foreclosure and at other times as necessary, particularly in problem loan situations. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses and the need for greater provisions for loan losses. The Company records other real estate at fair value at the time of acquisition less estimated cost to sell.

     2000 versus 1999. Nonperforming assets at December 31, 2000 and 1999 were $1.3 million and $291,000, respectively. The increase was the result of four additional loans on nonaccrual, the largest of which was $300,000, other real estate owned of $355,000 and repossessed equipment totaling $213,000. At December 31, 2000 and 1999, other potential problem loans totaled $429,000 and $349,000, respectively.

     1999 versus 1998. Nonperforming assets at year-end December 31, 1999 and 1998 were $291,000 and $460,000, respectively. For the year ended December 31, 1999, nonperforming assets as a percentage of loans and foreclosed properties declined from 0.30% in 1998 to 0.14%.

     The following table presents information regarding nonperforming assets at the periods indicated:

                                                              AS OF DECEMBER 31,
                                                     ------------------------------------
                                                      2000    1999   1998    1997    1996
                                                     ------   ----   ----   ------   ----
                                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans...................................  $  776   $291   $408   $1,094   $579
Repossessed equipment..............................     213     --     --       --     --
Other real estate owned............................     355     --     52      133     --
                                                     ------   ----   ----   ------   ----
          Total nonperforming assets...............  $1,344   $291   $460   $1,227   $579
                                                     ======   ====   ====   ======   ====
Nonperforming assets to total loans and other real
  estate...........................................    0.49%  0.14%  0.30%    1.00%  0.54%
Nonperforming assets to total assets...............    0.38   0.09   0.19     0.60   0.35

  Allowance for Loan Losses

     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses inherent in the loan portfolio. Based on an evaluation of the loan portfolio, Management presents a quarterly review of the allowance for loan losses to the Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, Management considers the industry diversification of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, delinquency trends, the evaluation of its loan portfolio by lending staff and credit administration as well as the loan review function and the annual examination of the Company's financial statements by its independent accountants. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

     The Company follows a loan review program utilizing both Company staff and independent third party consultants to ensure adequate coverage of all credit exposure and to adequately evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps Management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "loss" are those loans which are in the process of being charged off.

     In addition to the list of delinquent loans and classified loans, the Company maintains a list of criticized or "Special Mention" loans. These loans have marginal quality which represent an undue credit risk, but not sufficient to warrant adverse classification. A separate "Watch" list is also maintained which further aids the Company in monitoring the loan portfolio. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses.

     The Company uses a migration analysis to review on a quarterly basis loan pools having similar characteristics and their related net loss rates over a historical period, not to fall below predetermined minimum loss percentages. The historical loss rate reflects a quantitative estimate of all credit losses expected over the life of the loans within each risk-rating category for each loan pool in the portfolio. These inherent losses are calculated for Substandard and Doubtful loans and are included in the allowance for loan losses. Loss rates for the remainder of the portfolio represent an estimate of the percentage of loans in each risk rating that will be charged off within the upcoming four-quarter period. Management establishes specific allowances for loans which it believes require reserves greater than those allocated according to the migration analysis.

     In order to determine the adequacy of the allowance for loan losses, Management considers the risk classification or delinquency status of loans and other factors, including but not limited to collateral type and value, portfolio composition, trends in economic conditions and the financial strength of borrowers to provide an additional unallocated allowance for unexpected losses that may be apparent after completing the migration analysis. The Company then charges to earnings a provision for loan losses to maintain the allowance for loan losses at an adequate level determined by the foregoing methodology.

     The allowance for loan losses is comprised of an allocated and unallocated portion. Both portions of the allowance are available to support inherent losses in the portfolios. The allocated allowance is determined for each classification of both performing and nonperforming loans and leases within the portfolios. This methodology includes but is not limited to: (i) the application of allowance allocations for commercial, consumer and real estate loans as well as leases and is calculated using the weighted average loss rates over a defined time horizon based upon the analysis of averages of historical net loan charge-offs incurred within the portfolios by credit quality grade; (ii) a detailed review of all adversely criticized, nonperforming, and impaired loans and leases to determine if a specific allowance allocation is required on an impaired loan.

     The unallocated allowance is established for loss exposure that exists in the remainder of the portfolios but has yet to be identified and to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings of credits. The unallocated allowance is based on Management's best efforts in evaluating various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss related to these conditions involves a higher degree of uncertainty because they are not associated with specific problem credits or portfolio segments. The unallocated allowance represents prudent recognition of the fact that allowance estimates, by definition, lack precision. As of December 31, 2000 and 1999, the allocated and unallocated portions of the allowance for loan losses were $3.5 million, $1.1 million, $3.2 million and $1 million, respectively.

     For the year ended December 31, 2000, net loan charge-offs were $696,000 or 0.30% of average loans compared with net recoveries of $218,000, or 0.12% of average loans for 1999 and $390,000, or 0.29% of average loans for 1998. During 2000, the provision for loan losses increased by $1.2 million to $1.3 million. In 1999, the Company recorded a provision for loan losses of $106,000 compared with $128,000 for 1998. For 2000, the increase was primarily related to loan growth net of the impact of $814,000 in charge-offs related to 13 loans. At December 31, 2000, 1999 and 1998, the allowance for loan losses aggregated $4.6 million, $4.1 million and $3.6 million, or 1.71%, 1.98% and 2.39% of total loans, respectively.

     The following table presents an analysis of the allowance for loan losses and other related data:

                                                    YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------
                                        2000       1999       1998       1997       1996
                                      --------   --------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
Average loans outstanding...........  $235,432   $176,027   $133,660   $114,835   $102,895
                                      ========   ========   ========   ========   ========
Total loans outstanding at end of
  period............................  $270,568   $205,511   $152,675   $122,749   $107,888
                                      ========   ========   ========   ========   ========
Allowance for loan losses at
  beginning of period...............  $  4,062   $  3,646   $  3,128   $  2,878   $  3,034
Provision for loan losses...........     1,256        106        128        100         --
Charge-offs:
  Commercial........................      (523)      (608)       (41)      (169)      (450)
  Real estate -- mortgage...........      (232)      (129)       (38)        --       (243)
  Consumer..........................        --        (20)        (5)        --         (4)
  Lease financing...................       (59)       (15)        --         --         --
                                      --------   --------   --------   --------   --------
          Total charge-offs.........      (814)      (772)       (84)      (169)      (697)
Recoveries:
  Commercial........................        90        988        222        317        494
  Real estate -- mortgage...........        --         --          2         --         46
  Consumer..........................         8          2        250          2          1
  Lease financing...................        20         --         --         --         --
                                      --------   --------   --------   --------   --------
          Total recoveries..........       118        990        474        319        541
                                      --------   --------   --------   --------   --------
Net loan (charge-offs) recoveries...      (696)       218        390        150       (156)
                                      --------   --------   --------   --------   --------
Purchased reserve of TBON Leasing...        --         92         --         --         --
                                      --------   --------   --------   --------   --------
Allowance for loan losses at end of
  period............................  $  4,622   $  4,062   $  3,646   $  3,128   $  2,878
                                      ========   ========   ========   ========   ========
Ratio of allowance to end of period
  total loans.......................      1.71%      1.98%      2.39%      2.55%      2.67%
Ratio of net loan charge-offs
  (recoveries) to average loans.....      0.30      (0.12)     (0.29)     (0.13)      0.15
Ratio of allowance to end of period
  nonperforming loans...............    595.62   1,395.88     893.63     285.92     497.06

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

                                                               AS OF DECEMBER 31,
                                     -----------------------------------------------------------------------
                                            2000                    1999                1998           1997
                                     -------------------      -----------------   -----------------   ------
                                                PERCENT                PERCENT             PERCENT
                                                OF LOANS               OF LOANS            OF LOANS
                                                TO GROSS               TO GROSS            TO GROSS
                                     AMOUNT      LOANS        AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT
                                     ------     --------      ------   --------   ------   --------   ------
                                                             (DOLLARS IN THOUSANDS)
Balance of allowance for loan
  losses applicable to:
  Commercial.......................  $1,515       28.5%       $1,663     34.1%    $ 918      34.0%    $ 916
  Real estate -- mortgage..........  1,575        53.5        1,160      49.9     1,006      52.1       967
  Real estate -- construction......    240         8.1          212       9.6       133       9.6       128
  Consumer and other...............    111         6.3           54       2.9        47       4.3        79
  Lease financing..................     97         3.6          103       3.5        --        --        --
  Unallocated......................  1,084          --          870        --     1,542        --     1,038
                                     ------      -----        ------    -----     ------    -----     ------
        Total allowance for loan
          losses...................  $4,622      100.0%       $4,062    100.0%    $3,646    100.0%    $3,128
                                     ======      =====        ======    =====     ======    =====     ======

                                          AS OF DECEMBER 31,
                                     ----------------------------
                                       1997           1996
                                     --------   -----------------
                                     PERCENT             PERCENT
                                     OF LOANS            OF LOANS
                                     TO GROSS            TO GROSS
                                      LOANS     AMOUNT    LOANS
                                     --------   ------   --------
                                        (DOLLARS IN THOUSANDS)
Balance of allowance for loan
  losses applicable to:
  Commercial.......................    31.4%    $ 775      33.1%
  Real estate -- mortgage..........    57.9       900      54.5
  Real estate -- construction......     7.7       140       8.8
  Consumer and other...............     3.0        58       3.6
  Lease financing..................      --        --        --
  Unallocated......................      --     1,005        --
                                      -----     ------    -----
        Total allowance for loan
          losses...................   100.0%    $2,878    100.0%
                                      =====     ======    =====

  Deposits

     At December 31, 2000, the Company's lending and investing activities were funded principally by deposits, approximately 51.4% of which were demand and money market deposits. Average non-interest-bearing deposits for the year ended December 31, 2000 were $23.7 million compared with $19.6 million in 1999, an increase of $4.1 million or 20.9%. Approximately 9.4% of average deposits for the year ended December 31, 2000 were non-interest-bearing. During the fourth quarter of 2000, the Company issued $20 million in brokered time deposits with maturities ranging from 18 months to three years and a weighted average coupon of 6.35%. The brokered certificates of deposits served to reduce the liability sensitive position of the Company and fund a surge in loan demand late in 2000. The amount of deposit growth was principally due to the opening of new branches and the sale of time deposit in established branches.

     Average total deposits during 2000 increased by 26.4% to $252.5 million. Average total deposits during 1999 increased to $199.1 million from $167.3 million in 1998, an increase of $31.8 million or 19.0%. The increase resulted from the Green Hills and Brentwood branches and from strong growth at the Main branch.

     The Company's ratios of average non-interest-bearing demand deposits to average total deposits for the years ended December 31, 2000, 1999 and 1998 were 9.39%, 9.84% and 9.81%, respectively.

     As part of its effort to cross-sell its products and services, the Company actively solicits time deposits from existing customers. In addition, the Company receives time deposits from government municipalities and utility districts. These time deposits generally renew at maturity and have provided a stable base of time deposits. Unlike other financial institutions, where large time deposits are often considered volatile, the Company believes that based on its historical experience its large time deposits have core-type characteristics. In pricing its time deposits, the Company seeks to be competitive but generally prices near the middle of a given market. Of the $62.0 million of time deposits greater than $100,000 at December 31, 2000, approximately 77.0% have been with the Company longer than one year.

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2000, 1999 and 1998 are presented below:

                                                      YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                              2000              1999              1998
                                         ---------------   ---------------   ---------------
                                          AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
                                         --------   ----   --------   ----   --------   ----
                                                       (DOLLARS IN THOUSANDS)
Interest-bearing deposits:
  NOW accounts.........................  $ 17,619   3.17%  $ 14,222   2.90%  $ 11,190   3.28%
  Money market deposit accounts........    89,881   4.83     92,059   4.11     77,982   4.44
  Time deposits less than $100,000.....    54,985   6.04     37,687   5.39     31,551   5.73
  Time deposits $100,000 and over......    66,337   6.20     35,533   5.33     30,162   5.61
                                         --------   ----   --------   ----   --------   ----
          Total interest-bearing
            deposits...................   228,822   5.39    179,501   4.52    150,885   4.86
Noninterest-bearing deposits...........    23,701     --     19,588     --     16,409     --
                                         --------   ----   --------   ----   --------   ----
          Total deposits...............  $252,523   4.88%  $199,089   4.08%  $167,294   4.38%
                                         ========   ====   ========   ====   ========   ====

     The following table sets forth the amount of the Company's time deposits that are $100,000 or greater by time remaining until maturity:

                                                                 AS OF
                                                           DECEMBER 31, 2000
                                                         ----------------------
                                                         (DOLLARS IN THOUSANDS)
Three months or less...................................         $23,859
Over three through six months..........................          13,129
Over six through 12 months.............................           8,528
Over 12 months.........................................          16,497
                                                                -------
          Total........................................         $62,013
                                                                =======

  Other Borrowings

     During the third quarter of 2000, the Company obtained two loans totaling $25.2 million from the FHLB to fund loan demand and further leverage its balance sheet. One loan for $20.2 million with a fixed interest rate of 6.81% matures May 2001, and a loan for $5 million reprices weekly at the FHLB weekly-posted rate and has a final maturity of January 2001. In addition to these two loans, at December 31, 2000, the Company had two loans totaling $9.5 million with maturities of September 2001 and interest rates that reprice monthly at 5 basis points below the one month London Interbank Offered Rate ("LIBOR"). Other short-term borrowings principally consist of U.S. Treasury tax note option accounts and have a maturity of 14 days or less.

     Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $38.5 million, at December 31, 2000. These lines facilitate federal funds borrowings and bear a rate that is equal to the current rate for federal funds purchased.

     The following table presents the categories of other borrowings by the
Company:

                                                                AS OF DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
Federal funds purchased:
  At December 31..........................................  $    --   $ 5,000   $ 8,000
  Average during the year.................................    6,777     3,102       574
  Maximum month-end balance during the year...............   32,000    18,100    10,000
FHLB notes:
  At December 31..........................................  $34,700   $24,500   $14,500
  Average during the year.................................   17,847    15,376    12,144
  Maximum month-end balance during the year...............   34,700    24,500    14,500
Other short-term borrowings:
  At December 31..........................................  $ 1,536   $    --   $    --
  Average during the year.................................    1,359        --        --
  Maximum month-end balance during the year...............    1,919        --        --

  Interest Rate Sensitivity and Liquidity

     The Company's Funds Management Policy provides Management with the necessary guidelines for effective funds Management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

     Interest rate risk is managed by the Asset and Liability Committee ("ALCO") which is comprised of directors and senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economy, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company's Board of Directors, Management has been given some latitude to increase the Company's interest rate sensitivity position within certain limits if, in Management's judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically.

     The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company has not entered into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

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

     GAP reflects a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the rate environment prevalent at the time of the measurement. Assets tend to prepay faster during periods of declining interest rates than during periods of rising interest rates; because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk.

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2000:

                                                     VOLUMES SUBJECT TO REPRICING WITHIN
                              ----------------------------------------------------------------------------------
                                                                                              GREATER
                                0-30      31-180    181-365      1-3        3-5      5-10     THAN 10
                                DAYS       DAYS       DAYS      YEARS      YEARS     YEARS     YEARS     TOTAL
                              --------   --------   --------   --------   -------   -------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Securities................  $  8,489   $  4,799   $  7,505   $ 24,550   $ 5,727   $ 7,431   $ 4,274   $ 62,775
  Total loans...............   137,150     19,523     10,639     47,449    49,092     6,210       505    270,568
Due from banks..............       306         --         --         --        --        --        --        306
Federal funds sold and other
  temporary investments.....     8,300         --         --         --        --        --        --      8,300
                              --------   --------   --------   --------   -------   -------   -------   --------
         Total
           interest-earning
           assets...........  $154,245   $ 24,322   $ 18,144   $ 71,999   $54,819   $13,641   $ 4,779   $341,949
                              ========   ========   ========   ========   =======   =======   =======   ========
Interest-bearing
  liabilities:
  Demand, money market and
    NOW accounts............  $112,521   $     --   $     --   $     --   $    --   $    --   $    --   $112,521
  Time deposits.............    21,816     36,231     14,202     60,400        --        --        --    132,649
  Other borrowings..........    16,036     20,200         --         --        --        --        --     36,236
                              --------   --------   --------   --------   -------   -------   -------   --------
         Total
           interest-bearing
           liabilities......  $150,373   $ 56,431   $ 14,202   $ 60,400   $    --   $    --   $    --   $281,406
                              ========   ========   ========   ========   =======   =======   =======   ========
Period GAP..................  $  3,872   $(32,109)  $  3,942   $ 11,599   $54,819   $13,641   $ 4,779   $ 60,543
Cumulative GAP..............     3,872    (28,237)   (24,295)   (12,696)   42,123    55,763    60,543
Period GAP to total
  assets....................      1.09%     (9.05)%     1.11%      3.27%    15.46%     3.85%     1.35%
Cumulative GAP to total
  assets....................      1.09      (7.96)     (6.85)     (3.58)    11.88     15.72     17.07
Cumulative interest-earning
  assets to cumulative
  interest-bearing
  liabilities...............    102.57      86.35      89.01      95.49    114.97    119.82    121.51

     The preceding table provides Management with repricing data within given time frames. The purpose of this information is to assist Management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates that at December 31, 2000, the Company was slightly asset sensitive up to a 30-day period and had a negative GAP on a cumulative basis for the three time periods up to and including three years. With this condition, in a declining rate environment the Company would see a slight deterioration in income over a 30-day period, only to benefit over the long run up to a three-year period. The Company is aware of this imbalance and has initiated strategies to lower the negative GAP by emphasizing the origination of floating rate loans and lengthening the terms of fixed rate liability products.

     As a financial institution, the Company's primary component of market risk is interest rate volatility, primarily in the Prime lending rate. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

     The Company's exposure to market risk is reviewed on a regular basis by the ALCO. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify, monitor, manage and accept the risks.

     The Company applies an economic value of equity ("EVE") methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, EVE is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk by measuring the change in the EVE that would result from a theoretical instantaneous and sustained 200 basis point shift in market interest rates.

     Presented below, as of December 31, 2000, is an analysis of the Company's interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

                                                                            EVE AS A % OF
                                                                       PRESENT VALUE OF ASSETS
                                 $ CHANGE IN EVE                       -----------------------
CHANGE IN RATES                  (IN THOUSANDS)     % CHANGE IN EVE     EVE RATIO      CHANGE
---------------                  ---------------    ---------------    -----------    --------
-200 bp........................      $ 2,252             5.01%            11.23%        42 bp
  0 bp.........................           --               --             10.81%           --
+200 bp........................      $(2,133)            4.74%            10.42%       -41 bp

     The percentage change in EVE as a result of a 200 basis point decrease in interest rates at December 31, 2000 was 5.01% compared with 17.89% as of December 31, 1999. The percentage change in EVE as a result of a 200 basis point increase in interest rates on December 31, 2000 of 4.74% was substantially less than the 15.28% change as of December 31, 1999. This is the result of Management's attempt to narrow the bands of extremes in the portfolio's performance acknowledging that some earnings opportunities must be allowed to pass in the interest of minimizing extreme losses during periods of volatile interest rates.

     The Company's EVE is most directly affected by the convexity and duration of its investment portfolio. The duration and negative convexity of the Company's investment portfolio produce disproportionate effects on the value of the portfolio with changes in interest rates. Convexity measures the percentage of portfolio price appreciation or depreciation relative to a decrease or increase in interest rates. The higher the negative convexity, the greater the decline in the value of a fixed income security as interest rates increase. The Company's investment portfolio is primarily comprised of long-term, fixed income securities, the value of which would be adversely affected in a rising interest rate environment.

     Management believes that the EVE methodology overcomes three shortcomings of the typical maturity GAP methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the EVE method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

     As with any method of gauging interest rate risk, however, there are certain shortcomings inherent to the EVE methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historical rate patterns which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or repricing will react identically to changes in rates. In reality, the market value of certain types of financial instruments may adjust in anticipation of changes in market rates, while any adjustment in the valuation of other types of financial instruments may lag behind the change in general market rates. Additionally, the EVE methodology does not reflect the full impact of contractual restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from time deposits may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on the ability of adjustable-rate loan clients to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

     The prime rate in effect for both December 31, 2000 and December 31, 1999 was 9.5% and 8.5%, respectively. Management believes that in the short term the prime rate will remain relatively stable.

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's operating liquidity needs are met primarily by financing activities, which consist mainly of growth in time deposits, supplemented by available investment securities held-for-sale, other borrowings and earnings through operating activities. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

     The Company uses federal funds purchased and other borrowings as funding sources and in its management of interest rate risk. Federal funds purchased generally represent overnight borrowings. Other borrowings principally consist of U.S. Treasury tax note option accounts that have maturities of 14 days or less and borrowings from the FHLB.

     FHLB advances may be utilized from time to time as either a short-term funding source or a longer-term funding source and can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. At December 31, 2000, the Company was using three of the 17 borrowing programs for which it is eligible through the FHLB. The first, the LIBOR Advance is a source of term financing priced at a spread to the prevailing rates on one- and three-month LIBOR, with maturities ranging from 12 months up to a maximum of 120 months. At year-end 2000, the Company had two loans totaling $9.5 million under this program. The second program, the REPO Advance is a source of liquidity with terms and conditions comparable to those available in the market for short-term repurchase agreements. Borrowers specify term to maturity from one day to one year with a minimum transaction size of $15 million. The interest rate is fixed for the term of the advance. At December 31, 2000, the Company had $20.2 million outstanding under this program. The third program, the Cash Management Fixed reprices weekly at the FHLB posted rate. The Company had $5 million outstanding under this program. As a requirement to these advances, the Company currently maintains some of its investment securities in safekeeping at the FHLB.

  Capital Resources

     Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Bank is subject to capital adequacy requirements imposed by the Federal Reserve and the TDFI. The Federal Reserve Board, the Federal Reserve and the TDFI have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The risk-based capital standards of the Federal Reserve Board require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

     The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

     Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the Federal Reserve that are substantially similar to the Federal Reserve Board's guidelines. Also pursuant to FDICIA, the Federal Reserve has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified "well capitalized" for purposes of the Federal Reserve's prompt corrective action regulations. See "Supervision and Regulation -- The Company" and "-- The Bank."

     Shareholders' equity decreased from $47.3 million at December 31, 1999 to $42.3 million at December 31, 2000, a decrease of $5.0 million or 10.6%. This decrease was primarily the result of the stock buy back program commenced in 1999 in the amount of $7.7 million coupled with $2.5 in dividends paid, these were partially offset by net income of $3.3 million for the year ended December 31, 2000.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2000 to the minimum and well-capitalized regulatory standards:

                                                                                ACTUAL RATIO AT
                                         MINIMUM REQUIRED   WELL CAPITALIZED   DECEMBER 31, 2000
                                         ----------------   ----------------   -----------------
THE COMPANY
  Leverage ratio(1)....................        3.00%               N/A               12.14%
  Tier 1 risk-based capital ratio......        4.00                N/A               14.17
  Risk-based capital ratio.............        8.00                N/A               15.43
THE BANK
  Leverage ratio(2)....................        3.00%              5.00%               9.29%
  Tier 1 risk-based capital ratio......        4.00               6.00               10.78
  Risk-based capital ratio.............        8.00              10.00               12.03

---------------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.
(2) The Federal Reserve may require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. (SFAS No.
133). The statement becomes effective for reporting periods beginning after December 31, 2000 and will not be applied retroactively. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: (i) hedge exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, (ii) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or (iii) hedge foreign currency exposure. The Company was required to adopt SFAS 133, as amended, on January 1, 2001 and the adoption did not impact the Company's results of operations, cash flows, or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "-- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity." The Company's principal market risk exposure is to interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated hereby reference.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 2000 and 1999.

                                                                             2000
                                                      ---------------------------------------------------
                                                                  FOR THE THREE MONTHS ENDED
                                                      ---------------------------------------------------
                                                      DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                      ------------   -------------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.....................................     $7,828         $7,410        $6,780     $6,263
Interest expense....................................      3,926          3,724         3,364      2,911
                                                         ------         ------        ------     ------
  Net interest income...............................      3,902          3,686         3,416      3,352
Provision for loan losses...........................        449            360           237        210
                                                         ------         ------        ------     ------
  Net interest income after provision for loan
     losses.........................................      3,453          3,326         3,179      3,142
Noninterest income..................................        795            712           660        618
Noninterest expense.................................      2,943          2,715         2,466      2,418
                                                         ------         ------        ------     ------
  Income before provision for income taxes..........      1,305          1,323         1,373      1,342
Provision for income taxes..........................        531            523           522        510
                                                         ------         ------        ------     ------
          Net income................................     $  774         $  800        $  851     $  832
                                                         ======         ======        ======     ======
Income per share:
  Basic.............................................     $ 0.22         $ 0.23        $ 0.23     $ 0.21
  Diluted...........................................       0.22           0.23          0.23       0.21
Weighted Average Common Shares Outstanding
  Basic.............................................      3,450          3,519         3,632      3,875
  Diluted...........................................      3,451          4,521         3,649      3,920

                                                                             1999
                                                      ---------------------------------------------------
                                                                  FOR THE THREE MONTHS ENDED
                                                      ---------------------------------------------------
                                                      DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                      ------------   -------------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.....................................     $6,163         $5,617        $4,803     $4,392
Interest expense....................................      2,781          2,503         1,913      1,856
                                                         ------         ------        ------     ------
  Net interest income...............................      3,382          3,114         2,890      2,536
Provision for loan losses...........................         52              6             3         45
                                                         ------         ------        ------     ------
  Net interest income after provision for loan
     losses.........................................      3,330          3,108         2,887      2,491
Noninterest income..................................        752            693           609        621
Noninterest expense.................................      2,367          2,480         2,162      1,836
                                                         ------         ------        ------     ------
  Income before provision for income taxes..........      1,715          1,321         1,334      1,276
Provision for income taxes..........................        640            510           524        471
                                                         ------         ------        ------     ------
          Net income................................     $1,075         $  811        $  810     $  805
                                                         ======         ======        ======     ======
Income per share:
  Basic.............................................     $ 0.27         $ 0.20        $ 0.20     $ 0.19
  Diluted...........................................       0.27           0.20          0.19       0.19
Weighted Average Common Shares Outstanding
  Basic.............................................      3,930          3,996         4,127      4,218
  Diluted...........................................      3,991          4,096         4,178      4,296

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information under the captions "Election of Directors", "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the "2001 Proxy Statement"), is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Other Matters" in the 2001 Proxy Statement is incorporated herein by response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2001 Proxy Statement is incorporated herein by response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Interests of Management and Others in Certain Transactions" in the 2001 Proxy Statement is incorporated herein by response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) AND (D) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 2000 and 1999
     Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years
       Ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the Years Ended December 31,2000, 1999 and 1998
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

     All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

(B) REPORTS ON FORM 8-K

     The Company filed a current report on Form 8-K on December 29, 2000 to report the extension and increase of the March 15, 2000 Stock Repurchase Plan by 416,000 shares to December 31, 2001.

(C) EXHIBITS

     Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

EXHIBIT                                  COMMENTS
-------                                  --------
  1       --   Not required.
  2       --   Plan of acquisition, reorganization, arrangement,
               liquidation, or succession. None
  3       --   Articles of Incorporation and By-Laws.
  4       --   Instruments defining the rights of security holders,
               including indentures.
  4.01    --   Form of specimen Certificate of Common Stock.
  4.02    --   Community Financial Group, Inc., and Registrar and Transfer
               Company, as Rights Agent, Shareholders Rights Agreement
               Dated as of January 21, 1998, incorporated by reference to
               Exhibit 4.1 to the Registrant's Form 8-A dated January 26,
               1998.
  5       --   Not required.
  6       --   Not required.
  7       --   Not required.
  8       --   Not required.
  9       --   Voting Trust Agreement. None.
 10       --   Material Contracts.
 10.01    --   Option Agreement dated July 16, 1996 between Community
               Financial Group, Inc., and Mack S. Linebaugh, Jr.,
               incorporated by reference to Exhibit 10.03 to the
               Registrant's Annual Report Form 10-KSB for the year ended
               December 31, 1996 (SEC File No. 000-28496, Film No.
               97566529), and amendments thereto dated August 22, 2000,
               filed herewith. Also filed herewith are Amendments to
               Non-Qualified Stock Option Agreement dated February 8, 2000,
               May 13, 1999, April 21, 1998, and April 29, 1997, all of
               which Amendments are dated August 22, 2000.

EXHIBIT                                  COMMENTS
-------                                  --------
 10.02    --   Option Agreements between The Bank of Nashville and Julian
               C. Cornett dated Option Agreement dated July 16, 1996,
               between Community Financial Group, Inc., and Julian C.
               Cornett, incorporated by reference to Exhibit 10.04 to the
               Registrant's Annual Report Form 10-KSB for the year ended
               December 31, 1996 (SEC File No. 000-28496, Film No.
               97566529). Also filed herewith are Amendments to
               Non-Qualified Stock Option Agreement dated February 8, 2000,
               April 13, 1999, April 21, 1998, and April 29, 1997.
 10.03    --   Option Agreement between Community Financial Group, Inc.,
               and J. Hunter Atkins dated August 20, 2000.
 10.04    --   Option Agreement between Community Financial Group, Inc.,
               and Attilio F. Galli dated August 21, 2000.
 10.05    --   Lease Agreement dated July 19, 1989 between The Bank of
               Nashville and Metropolitan Life Insurance Company,
               incorporated by reference to Exhibit 10.05 to the
               Registrant's Annual Report Form 10-KSB for the year ended
               December 31, 1996 (SEC File No. 000-28496, Film No.
               97566529) Metropolitan Life Insurance Company has been
               succeeded as property owner by LC Tower, L.L.C.
 10.06    --   Lease Agreement dated August 7, 1996 between The Bank of
               Nashville and Coleman Partners, a Tennessee Partnership,
               incorporated by reference to Exhibit 10.06 to the
               Registrant's Annual Report Form 10-KSB for the year ended
               December 31, 1996 (SEC File No. 000-28496, Film No.
               97566529).
 10.07    --   The Bank of Nashville Retirement Savings Plan, incorporated by reference to Exhibit 10.07 to the Registrant's Annual
               Report Form 10-KSB for the year ended December 31, 1996 (SEC
               File No. 000-28496, Film No. 97566529) and amendment No. 1 to said plan filed as Exhibit 99.1 to Registrant's Form S-8 filed July 27, 2000 (SEC File No. 333-42328, Film No.
               679755).
 10.08    --   Associates' Stock Purchase Plan, incorporated by reference to Exhibit 10.08 to the Registrant's Annual Report Form
               10-KSB for the year ended December 31, 1996 (SEC File No.
               000-28496, Film No. 97566529).
 10.09    --   Community Financial Group, Inc. 1997 Nonstatutory Stock
               Option Plan Incorporated by reference to Exhibit 10.9 to the
               Registrant's Form S-2 (SEC file 333-24309) dated April 1,
               1997.
 10.10    --   Lease Agreement dated August 4, 1997 between The Bank of
               Nashville and Graystone, LLC. Incorporated by reference to
               Exhibit 10.10 to the Registrant's Annual Report Form 10KSB
               for the year ended December 31, 1997 (SEC File No.
               000-28496, Film No. 98579662)
 10.11    --   Financial Advisor Agreement dated May 1, 1998 between The
               Bank of Nashville and Harold J. Castner. Incorporated by
               reference to Exhibit 10.12 to the Registrant's Annual Report
               Form 10KSB for the year ended December 31, 1998 (SEC File
               No. 000-28496, Film No. 99577392).
 10.12    --   Financial Advisor Agreement dated May 1, 1998 between The
               Bank of Nashville and Pamela F. Morris. Incorporated by
               reference to Exhibit 10.13 to the Registrant's Annual Report
               Form 10KSB for the year ended December 31, 1998 (SEC File
               No. 000-28496, Film No. 99577392).
 10.13    --   Financial Advisor Promissory Note Repayment Agreement dated
               July 24, 1998 between The Bank of Nashville and Harold J.
               Castner, and Exhibit A Promissory Note. Incorporated by
               reference to Exhibit 10.14 to the Registrant's Annual Report
               Form 10KSB for the year ended December 31, 1998 (SEC File
               No. 000-28496, Film No. 99577392).
 10.14    --   Financial Advisor Promissory Note Repayment Agreement dated
               July 24, 1998 between The Bank of Nashville and Pamela F.
               Morris and Exhibit A Promissory Note. Incorporated by
               reference to Exhibit 10.15 to the Registrant's Annual Report
               Form 10KSB for the year ended December 31, 1998 (SEC File
               No. 000-28496, Film No. 99577392).

EXHIBIT                                  COMMENTS
-------                                  --------
 10.15    --   Executive Employment Agreement between Community Financial
               Group, Inc., The Bank of Nashville, and Julian C. Cornett
               dated September 14, 1999 (and renewed March 1, 2001 without modification.) Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report Form 10K for the year ended
               December 31, 1999 (SEC File No. 000-28496, Film No. 585946).
 10.16    --   Executive Employment Agreement between Community Financial
               Group, Inc., The Bank of Nashville, and Joan B. Marshall
               dated September 14, 1999 (and renewed March 1, 2001 without modification.) Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report Form 10K for the year ended
               December 31, 1999 (SEC File No. 000-28496, Film No. 585946).
 10.17    --   First Amendment to the Lease Agreement dated April 13, 1999 between The Bank of Nashville and LC Tower, LLC.
               Incorporated by reference to Exhibit 10.23 to the
               Registrant's Annual Report Form 10K for the year ended
               December 31, 1999 (SEC File No. 000-28496, Film No. 585946).
 10.18    --   Second Amendment to the Lease Agreement dated June 20, 2000 between The Bank of Nashville and LC Tower, LLC.
 10.19    --   Executive Employment Agreement between Community Financial
               Group, Inc., The Bank of Nashville, and J. Hunter Atkins
               initially entered into on September 15, 2000 as modified and restated March 1, 2001.
 10.20    --   Executive Employment Agreement between Community Financial
               Group, Inc., The Bank of Nashville, and Attilio F. Galli
               dated March 1, 2001.
 11       --   Statement re computation of earnings per share, included as
               Note (k) to the Consolidated Financial Statements on Page
               F-17 of this Form 10K.
 12       --   Statement re computation of ratios. Not applicable.
 13       --   Not required.
 14       --   Not required.
 15       --   Not required.
 16       --   Letter re change in certifying accountant. Not applicable.
 17       --   Not required.
 18       --   Letter re change in accounting principles. Not applicable.
 19       --   Not required.
 20       --   Not required.
 21       --   Subsidiaries of the registrant.
 22       --   Published report regarding matters submitted to vote of
               security holders. None.
 23       --   Consent of KPMG LLP
 24       --   Power of Attorney. None.
 25       --   Not required.
 26       --   Not required.
 99       --   Additional Exhibits. None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Community Financial Group Inc, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville and State of Tennessee on March 20, 2001.

                                          COMMUNITY FINANCIAL GROUP, INC.

                                          By: /s/ J. Hunter Atkins
                                            ------------------------------------
                                                      J. Hunter Atkins
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 20, 2001.

                  SIGNATURE                                      POSITIONS
                  ---------                                      ---------
     /s/ J. Hunter Atkins                          President and Chief Executive Officer
---------------------------------------------           (principal executive officer)
              J. Hunter Atkins

     /s/ Attilio F. Galli                       Chief Financial Officer (principal financial
---------------------------------------------              and accounting officer)
              Attilio F. Galli

    /s/ Mack S. Linebaugh                                        Director
---------------------------------------------
              Mack S. Linebaugh

    /s/ L. Leon Moore                                            Director
---------------------------------------------
                L. Leon Moore

    /s/ J. B. Baker                                              Director
---------------------------------------------
                 J. B. Baker

                                                                 Director
---------------------------------------------
             Perry W. Moskovitz

    /s/ Jo D. Federspiel                                         Director
---------------------------------------------
              Jo D. Federspiel

    /s/ Richard H. Fulton                                        Director
---------------------------------------------
              Richard H. Fulton

    /s/ C. Norris Nielsen                                        Director
---------------------------------------------
              C. Norris Nielsen

    /s/ David M. Resha                                           Director
---------------------------------------------
               David M. Resha

    /s/ G. Edgar Thornton                                        Director
---------------------------------------------
              G. Edgar Thornton

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Management's Responsibility for Financial
  Reporting.................................................  F-2
Independent Auditors' Report................................  F-3
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-4
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-5
Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Income for the Years Ended December 31,
  2000, 1999 and 1998.......................................  F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-7
Notes to Consolidated Financial Statements..................  F-8

         REPORT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Community Financial Group, Inc. and subsidiaries (the "Company") is responsible for preparing the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The amounts therein are based on Management's best estimates and judgments. Management has also prepared other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

     The Company maintains a system of internal accounting control which Management believes, taken as a whole, is sufficient to provide reasonable assurance that assets are properly safeguarded and that transactions are executed in accordance with proper authorization and are recorded and reported properly. In establishing and maintaining any system of internal accounting control, estimates and judgments are required to assess the relative costs and expected benefits. The Company also maintains a program that independently assesses the effectiveness of their internal controls.

     The Company's consolidated financial statements have been audited by independent certified public accountants. Their Independent Auditors' Report, which follows, is based on an audit made in accordance with auditing standards generally accepted in the United States of America and expresses an opinion as to the fair presentation of the Company's consolidated financial statements. In performing their audit, the Company's independent certified public accountants consider the Company's internal control to the extent they deem necessary in order to issue their opinion on the consolidated financial statements.

     The Board of Directors pursues its oversight role for the consolidated financial statements through the Audit Committee, which consists solely of outside directors. The Audit Committee meets periodically with both Management and the independent auditors to assure that each is carrying out its responsibilities.

                                          J. Hunter Atkins
                                          President and CEO

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Community Financial Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Community Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Financial Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Nashville, Tennessee
January 23, 2001

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Cash and due from banks.....................................  $ 10,738   $ 11,483
Federal funds sold and other temporary investments..........     8,300     14,300
Investment securities available-for-sale (amortized cost of
  $62,678 in 2000 and $76,467 in 1999)......................    62,775     74,877
Loans (net of unearned income of $2,886 in 2000 and $2,171
  in 1999)
  Commercial................................................    77,136     70,166
  Real estate -- mortgage loans.............................   144,546    102,476
  Real estate -- construction loans.........................    22,037     19,688
  Consumer..................................................    17,152      5,870
  Lease financing...........................................     9,697      7,311
                                                              --------   --------
     Loans, net of unearned income..........................   270,568    205,511
  Less allowance for loan losses............................    (4,622)    (4,062)
                                                              --------   --------
          Total net loans...................................   265,946    201,449
                                                              --------   --------
Premises and equipment, net.................................     3,471      3,529
Accrued interest receivable and other assets................     3,390      2,468
                                                              --------   --------
          Total assets......................................  $354,620   $308,106
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.......................................  $ 27,866   $ 18,480
  NOW accounts..............................................    21,074     16,019
  Money market accounts.....................................    91,447     91,892
  Time deposits less than $100,000..........................    70,636     54,383
  Time deposits greater than $100,000.......................    62,013     48,367
                                                              --------   --------
          Total deposits....................................   273,036    229,141
                                                              --------   --------
Federal Home Loan Bank and other borrowings.................    36,236     24,500
Federal funds purchased.....................................        --      5,000
Accounts payable and accrued liabilities....................     3,067      2,150
                                                              --------   --------
          Total liabilities.................................   312,339    260,791
                                                              --------   --------
Commitments and contingencies...............................        --         --
Shareholders' equity:
  Common stock, $6 par value; authorized 50,000,000 shares;
     issued and outstanding shares of 3,425,850 in 2000 and
     3,923,640 in 1999......................................    20,555     23,542
  Additional paid-in capital................................    13,507     17,381
  Retained earnings.........................................     8,159      7,379
  Accumulated other comprehensive income (loss), net of
     tax....................................................        60       (987)
                                                              --------   --------
          Total shareholders' equity........................    42,281     47,315
                                                              --------   --------
          Total liabilities and shareholders' equity........  $354,620   $308,106
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Interest income:
  Interest and fees on loans................................  $23,035   $15,995   $12,391
  Federal funds sold and other temporary investments........      170       626       384
  Interest on investment Securities:
    U.S. Treasury securities................................       --        --        54
    U.S. government agency obligations......................    4,602     4,101     3,557
    States and political subdivisions, tax-exempt...........      116        67        57
    Other securities........................................      358       186       148
                                                              -------   -------   -------
         Total interest income..............................   28,281    20,975    16,591
                                                              -------   -------   -------
Interest expense:
  Interest-bearing demand deposits..........................    4,904     4,196     3,830
  Time deposits less than $100,000..........................    3,319     2,031     1,809
  Time deposits greater than $100,000.......................    4,112     1,894     1,692
  Federal Home Loan Bank and other borrowings...............      468       776       675
  Federal funds purchased...................................    1,122       156        29
                                                              -------   -------   -------
         Total interest expense.............................   13,925     9,053     8,035
                                                              -------   -------   -------
Net interest income.........................................   14,356    11,922     8,556
Provision for loan losses...................................    1,256       106       128
                                                              -------   -------   -------
Net interest income after provision for loan losses.........   13,100    11,816     8,428
Noninterest income:
  Service fee income........................................      884       879       549
  Trust income..............................................       --        93       224
  Investment center income..................................    1,589     1,345       662
  (Loss)/gain on sale of investment securities, net.........      (97)       (5)       52
  Income from foreclosed assets.............................       83         3        --
  Gain on sale of other real estate owned...................       10        29        29
  Other noninterest income..................................      316       331       289
                                                              -------   -------   -------
         Total noninterest income...........................    2,785     2,675     1,805
Noninterest expense:
  Salaries and employee benefits............................    5,864     4,687     3,357
  Occupancy.................................................    1,525     1,298       830
  Advertising...............................................      319       336       144
  Audit, tax and accounting.................................      252       262       196
  Data processing...........................................      207       175       187
  Other noninterest expense.................................    2,375     2,087     1,357
                                                              -------   -------   -------
         Total noninterest expense..........................   10,542     8,845     6,071
                                                              -------   -------   -------
Income before provision for income taxes....................    5,343     5,646     4,162
Provision for income taxes..................................    2,086     2,145     1,581
                                                              -------   -------   -------
Net income..................................................  $ 3,257   $ 3,501   $ 2,581
                                                              =======   =======   =======
Net income per common share:
  Basic.....................................................  $  0.90   $  0.86   $  1.08
  Diluted...................................................  $  0.90   $  0.85   $  0.78
Weighted average shares outstanding:
  Basic.....................................................    3,619     4,068     2,394
  Diluted...................................................    3,635     4,129     3,321

          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                    ACCUMULATED
                                                                                       OTHER
                                          COMMON STOCK     ADDITIONAL              COMPREHENSIVE
                                        ----------------    PAID-IN     RETAINED   INCOME (LOSS),
                                        SHARES   AT PAR     CAPITAL     EARNINGS     NET OF TAX      TOTAL
                                        ------   -------   ----------   --------   --------------   -------
                                                                  (IN THOUSANDS)
Balance at January 1, 1998............  2,212    $13,275    $ 6,736     $ 3,747       $   294       $24,052
  Issuance of common stock............  2,004     12,024     13,037          --            --        25,061
  Comprehensive income:
     Other comprehensive income.......     --         --         --          --            46            --
     Net income.......................     --         --         --       2,581            --            --
          Total comprehensive
            income....................     --         --         --          --            --         2,627
  Dividends, $0.24 per share..........     --         --         --        (569)           --          (569)
                                        -----    -------    -------     -------       -------       -------
Balance at December 31, 1998..........  4,216     25,299     19,773       5,759           340        51,171
  Issuance of common stock............     12         70         85          --            --           155
  Repurchase of common stock..........   (305)    (1,827)    (2,477)         --            --        (4,304)
  Comprehensive income:
     Other comprehensive income.......     --         --         --          --        (1,327)           --
     Net income.......................     --         --         --       3,501            --            --
          Total comprehensive
            income....................     --         --         --          --            --         2,174
  Dividends, $0.46 per share..........     --         --         --      (1,881)           --        (1,881)
                                        -----    -------    -------     -------       -------       -------
Balance at December 31, 1999..........  3,924     23,542     17,381       7,379          (987)       47,315
  Issuance of common stock, net of
     tax..............................     82        490        321          --            --           811
  Repurchase of common stock..........   (580)    (3,477)    (4,195)         --            --        (7,672)
  Comprehensive income:
     Other comprehensive income.......     --         --         --          --         1,047            --
     Net income.......................     --         --         --       3,257            --            --
          Total comprehensive
            income....................     --         --         --          --            --         4,304
  Dividends, $0.68 per share..........     --         --         --      (2,477)           --        (2,477)
                                        -----    -------    -------     -------       -------       -------
Balance at December 31, 2000..........  3,426    $20,555    $13,507     $ 8,159       $    60       $42,281
                                        =====    =======    =======     =======       =======       =======

          See accompanying notes to consolidated financial statements.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Interest received.........................................  $ 28,273   $ 20,809   $ 16,487
  Fees received.............................................     2,785      2,675      1,805
  Interest paid.............................................   (13,921)    (8,469)    (8,476)
  Cash paid to suppliers and associates.....................   (10,218)   (10,869)    (6,982)
                                                              --------   --------   --------
          Net cash provided by operating activities.........     6,919      4,146      2,834
Cash flows from investing activities:
  Maturities of securities available for sale...............    18,252     52,153     33,599
  Sales of securities available for sale....................    10,395      8,203      3,102
  Purchases of securities available for sale................   (14,740)   (65,648)   (42,252)
  Net cash paid for TBON leasing............................        --     (1,250)        --
  Loans originated by customers, net........................   (64,646)   (46,541)   (29,484)
  Capital expenditures......................................      (573)    (1,361)    (2,093)
                                                              --------   --------   --------
          Net cash used by investing activities.............   (51,312)   (54,444)   (37,128)
Cash flows from financing activities:
  Net increase in demand deposits, NOW and money market
     accounts...............................................    13,996     23,780      5,679
  Net increase in time deposits.............................    29,899     42,808     (7,225)
  Repayment of advances from Federal Home Loan Bank
     (FHLB).................................................   (10,000)    (4,720)    (5,000)
  Advances from the FHLB....................................    20,200     10,000      5,000
  Advances from the other borrowings........................     1,536         --         --
  Net proceeds from issuance of common stock................       656        155     25,061
  Repurchase of common stock................................    (7,672)    (4,304)        --
  Cash dividends paid.......................................    (2,477)    (1,881)      (569)
                                                              --------   --------   --------
          Net cash provided by financing activities.........    46,138     65,838     22,946
Net (decrease) increase in cash and cash equivalents........    (1,745)    15,540    (11,348)
Cash and cash equivalents at beginning of period............    20,783      5,243     16,591
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 19,038   $ 20,783   $  5,243
                                                              ========   ========   ========
Reconciliation of net income to net cash provided by
  operating activities:
Net income..................................................  $  3,257   $  3,501   $  2,581
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Loss (gain) on sale of investment securities..............        97          5        (52)
  Depreciation and amortization.............................       767        695        404
  Provision for loan losses.................................     1,256        106        128
  Deferred income tax benefit...............................      (437)      (161)       (15)
  Loss on disposal of equipment.............................        --         --         26
  Gain on sale of foreclosed assets.........................       (10)       (29)       (29)
  Stock dividend income.....................................      (131)      (117)      (112)
Changes in assets and liabilities:
  Increase in accrued interest receivable and other
     assets.................................................     1,686     (1,064)       192
  Increase in accounts payable and accrued liabilities......       434      1,210       (289)
                                                              --------   --------   --------
Net cash provided by operating activities...................  $  6,919   $  4,146   $  2,834
Supplemental Disclosure
Non Cash Transactions:
  Change in unrealized loss on securities available for
     sale, net of tax.......................................  $  1,047   $ (1,327)  $     46
  Foreclosures of loans during the year.....................       568         --         52
Cash paid for:
  Income taxes..............................................  $  2,410   $  2,186   $  1,516
  Interest..................................................  $ 13,921   $  8,469   $  8,476

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Operations

     Community Financial Group, Inc. (CFGI) is a registered bank holding company under the Federal Reserve Holding Company Act of 1956, as amended. CFGI owns The Bank of Nashville (the Bank) and its subsidiaries, all of which are collectively referred to as the Company. The Bank owns 100% of TBON-Mooreland Joint Venture, LLC, and an 80% interest in Machinery Leasing Company of North America, Inc. (TBON Leasing). The Bank is a state-chartered bank incorporated in 1989 under the laws of the state of Tennessee.

     The Bank primarily provides commercial banking services to small business customers located in the Middle Tennessee market. The Bank competes with numerous financial institutions within its market place.

     TBON Leasing buys, sells and leases machinery and equipment. TBON-Mooreland Joint Venture underwrites title insurance on the Bank's loans.

  Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of CFGI and the Bank and its subsidiaries TBON Leasing and TBON-Mooreland Joint Venture (collectively the Company) after elimination of material intercompany accounts and transactions.

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America. Actual results could differ from these estimates. Following is a summary of the more significant accounting policies of the Company.

  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and liquid investments with maturities of three months or less when purchased are considered to be cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks and federal funds sold net of federal funds purchased.

  Securities

     As of December 31, 2000 and 1999, the Company has classified its entire securities portfolio as available for sale. Available for sale securities are reported at fair value. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes. The adjusted cost of a specific security sold is used to compute the gain or loss on the sale of that security. Security purchases and sales are recorded on their trade date. Gains and losses on the sale of securities available for sale are included in non-interest income. Purchased premiums and discounts are amortized and accreted into interest income on a constant yield over the life of the securities taking into consideration prepayment assumptions. During 1998, the Company purchased stock as an equity investment in American Growth Finance, Inc., a factoring company. This investment is carried as an equity security available for sale at cost which approximates fair value.

  Loans

     Loans are carried at the principal amount outstanding net of unearned income. Interest income on loans and amortization of unearned income is computed by methods which result in level rates of return on principal amounts outstanding. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement. When a loan is considered impaired, the amount of the impairment is based on the present value of the expected future cash flows at the loan's effective interest rate or at the loan's market price or fair value of collateral if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

     Interest income is accrued on loans except when doubt as to collectability exists, in which case the respective loans are placed on nonaccrual status. The decision to place a loan on nonaccrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, and other factors that affect the borrower's ability to pay. At the time a loan is placed on nonaccrual status, the accrued but unpaid interest is charged against current income. Thereafter, interest on nonaccrual loans is recognized as interest income only as received, unless the collectability of outstanding principal is doubtful, in which case such interest received is applied as a reduction of principal until the principal has been recovered, and is recognized as interest income thereafter.

     Loan origination, commitment fees and certain direct origination costs are deferred and amortized over the contractual life of the related loans, adjusted for prepayments, as a yield adjustment.

     TBON Leasing generally leases machinery under noncancelable, full payment leases which provide, through rentals, for full recovery of the cost of the machinery leased. For financial statement purposes, such leases are accounted for as direct financing leases whereby the contracts receivable and unearned interest income are recorded when lease contracts become effective. Unearned income for this type of lease is computed on the aggregate rentals less the cost of the machinery and is recognized as income over the life of the lease by the interest method. For income tax purposes, the Company reports lease income under the operating lease method or under the installment sales method, depending on the terms of the contract. When the operating lease method is used, depreciation is computed by the declining-balance or MACRS method. Included in the allowance for loan losses is an amount provided to cover losses incurred in the collection of existing lease contracts receivable and the disposal of the related machinery.

  Allowance for Loan Losses

     An allowance for loan losses reflects an amount which, in Management's judgment, is adequate to provide for estimated loan losses. Management's evaluation of the loan portfolio consists of evaluating current delinquencies, the adequacy of underlying collateral, current economic conditions, risk characteristics, and Management's internal credit review process. The allowance is established through a provision charged against earnings. Loans are charged off as soon as they are determined to be uncollectible. Recoveries of loans previously charged off are added to the allowance. While Management uses available information to recognize losses on loans, future adjustments in the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as part of their examinations, periodically review the Company's allowance for loan losses. Such agencies may require the Company to adjust the allowance based on their judgment and information available to them at the time of their examinations.

  Other Real Estate Owned

     Other real estate owned includes property acquired in situations in which the Company has physical possession of a debtor's assets (collateral). Such assets are carried at the lower of cost or fair value less estimated cost to sell and are included in other assets. Cost includes the fair value of the property at the time of foreclosure, foreclosure expense, and expenditures for subsequent improvements. Losses arising from the acquisition of such property are charged against the allowance for loan losses. Declines in value subsequent to foreclosure are recorded as a valuation allowance. Provisions for subsequent declines or losses from disposition of such property are recognized in non-interest expense.

  Premises and Equipment

     Premises and equipment is stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the estimated lives of those assets. Leasehold improvements are amortized over the lease terms or the estimated lives whichever is less. The estimated lives are as follows:

                                                              YEARS
                                                              ------
Buildings and improvements..................................  3 - 20
Furniture and equipment.....................................  3 - 10

  Goodwill

     For business combinations accounted for as purchases, the net assets have been adjusted to their estimated fair values as of the respective acquisition dates and the resulting adjustments are amortized over the life of the specific asset. The excess of the purchase price over the net assets acquired (goodwill) is recorded in other assets and is being amortized on a straight-line basis over 15 years.

     The carrying value of goodwill is periodically reviewed for impairment. If this review indicates that the goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of the discounted cash flows with a corresponding charge to earnings.

  Income Taxes

     The Company accounts for income taxes in accordance with the asset and liability method of accounting. Under such method, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

  Net Income Per Common Share (EPS)

     Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator). The denominator used in computing diluted EPS reflects the dilutive effect of common stock options and warrants outstanding.

  Business Segments

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, commercial banking, and has no additional individually significant business segments.

  Stock-Based Compensation

     The Company accounts for all stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock-based awards is measured by the excess, if any, of the fair market value of the stock, at the time the option is granted, over the amount the employee is required to pay. Compensation cost for the Company is measured at the grant date as all options are fixed awards.

  Comprehensive Income

     During 2000, 1999, and 1998 the only component of comprehensive income, other than net income, is unrealized gains or losses on investment securities available for sale, net of taxes.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was later amended by SFAS 137 and SFAS 138. SFAS 133, as amended, requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), on the balance sheet and establishes new accounting rules for hedging activities. The Company was required to adopt SFAS 133, as amended, on January 1, 2001 and the adoption did not impact the Company's results of operations, cash flows, or financial position.

  Reclassifications

     Certain reclassifications have been made in the consolidated financial statements for prior years to conform with the 2000 presentation.

B. JOINT VENTURE AND BUSINESS COMBINATIONS

     In April 1999, the Bank formed TBON-Mooreland Joint Venture, LLC, which is a joint venture of the Bank and Mooreland Title Company, LLC, providing title services within the office of Mooreland Title. This new title agency has the ability to underwrite title insurance on most real estate loan transactions. The Bank owns 100% of the title agency and consolidates all of its operations, and participates in a revenue sharing agreement with Mooreland for 50% of the revenue.

     On June 18, 1999, the Bank acquired 80% ownership in Machinery Leasing Company of North America, Inc ("TBON Leasing") for $1.3 million in cash. The transaction has been accounted for using the purchase method of accounting and its operations are included in the consolidated financial statements of the Company from the date of acquisition. The primary asset acquired was an equipment lease portfolio of approximately $6.0 million. The excess of the purchase price over the fair value of the net assets acquired was $215,000 and was recorded as goodwill. During 2000 and 1999, the Company recorded amortization of goodwill of $14,000 and $8,000, respectively. Minority interest in TBON Leasing is 2000 and 1999 is not significant.

C. CASH RESTRICTIONS

     The Company is required to maintain reserves in the form of average vault cash and balances with the Federal Reserve Bank. The average amounts of these balances maintained during the years ended December 31, 2000 and 1999, were $3,259,000 and $4,254,000, respectively. The required balance at December 31, 2000 was $310,000.

D. INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities at December 31, 2000 and 1999 were as follows (in thousands):

                                                               DECEMBER 31, 2000
                                                 ---------------------------------------------
                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAINS        LOSSES      VALUE
                                                 ---------   ----------   ----------   -------
Available for sale:
  U.S. Government agencies.....................   $33,928       $227         $154      $34,001
  Collateralized mortgage obligations of U.S.
     Government agencies.......................     2,630        150          187       22,593
  Securities of states and political
     subdivisions..............................     2,291         59           --        2,350
  Other debt securities........................       833          2           --          835
  Equity securities............................     2,996         --           --        2,996
                                                  -------       ----         ----      -------
          Total securities available for
            sale...............................   $62,678       $438         $341      $62,775
                                                  =======       ====         ====      =======

                                                               DECEMBER 31, 1999
                                                 ---------------------------------------------
                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAINS        LOSSES      VALUE
                                                 ---------   ----------   ----------   -------
Available for sale:
  U.S. Government agencies.....................   $37,219       $64         $  769     $36,514
  Collateralized mortgage obligations of U.S.
     Government agencies.......................    34,102        13            808      33,307
  Securities of states and political
     subdivisions..............................     2,290         6             96       2,200
  Equity securities............................     2,856        --             --       2,856
                                                  -------       ---         ------     -------
          Total securities available for
            sale...............................   $76,467       $83         $1,673     $74,877
                                                  =======       ===         ======     =======

     Proceeds from sales of debt securities during 2000, 1999, and 1998 were $10.4 million, $8.2 million, and $3.1 million, respectively. Gross gains of $4,000, $16,000, and $52,000 and gross losses of $101,000, $21,000, and zero were realized on those sales in 2000, 1999, and 1998, respectively.

     The amortized cost and fair value of debt securities by contractual maturity at December 31, 2000, are shown in the following table (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Collateralized mortgage obligations with a weighted average effective yield of 6.70% are disclosed as a separate line item due to staggered maturity dates. Equity securities are also disclosed as a separate line due to no stated maturity.

                                                                     AS OF
                                                               DECEMBER 31, 2000
                                                              -------------------
                                                                  INVESTMENTS
                                                              AVAILABLE-FOR-SALE
                                                              -------------------
                                                              AMORTIZED    FAIR
                                                                COST       VALUE
                                                              ---------   -------
Within one year.............................................   $    17    $    17
Within two to five years....................................     5,219      5,210
Within six to ten years.....................................     4,037      4,053
After ten years.............................................    27,779     27,906
                                                               -------    -------
                                                                37,052     37,186
Collateralized mortgage obligations.........................    22,630     22,593
Equity securities...........................................     2,996      2,996
                                                               -------    -------
          Total Investment Securities.......................   $62,678    $62,775
                                                               =======    =======

     Securities with an aggregate amortized cost of approximately $51.7 million and $31.0 million were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required by law at December 31, 2000 and 1999, respectively.

E. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The Bank makes commercial, real estate and other loans and leases to commercial and individual customers throughout the markets its serves. Most of the Company's business activity is with customers located in the Middle Tennessee region. Generally, loans are secured by stocks, real estate, time certificates, or other assets. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Real estate mortgage and construction loans reflected in the accompanying consolidated balance sheets are comprised primarily of loans to commercial borrowers.

     Selected information regarding the loan portfolio as of December 31, 2000 and 1999 is presented below (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Variable rate loans.........................................  $182,791   $135,040
Fixed rate loans............................................    87,777     70,471
                                                              --------   --------
          Total loans.......................................  $270,568   $205,511
                                                              ========   ========

     Changes in the allowance for loan losses are as follows (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Balance at beginning of year................................  $4,062   $3,646   $3,128
Provision for loan losses...................................   1,256      106      128
Charge-offs.................................................    (814)    (772)     (84)
Recoveries..................................................     118      990      474
Purchased reserve of TBON Leasing...........................      --       92       --
                                                              ------   ------   ------
          Balance at end of year............................  $4,622   $4,062   $3,646
                                                              ======   ======   ======

     At December 31, 2000 and 1999, loans on nonaccrual status amounted to $776,000 and $291,000, respectively. The effect of nonaccrual loans was to reduce interest income by approximately $219,000 in 2000, $10,000 in 1999, and $29,000 in 1998. There were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at December 31, 2000 and 1999.

     At December 31, 2000, the Company had eight impaired loans totaling $985,000. The Company had $96,000 in specific reserve allocated against two of the eight impaired loans. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999, and 1998 was $387,000, $83,000, and
$143,000, respectively. At year-end December 31, 1999, the Company had no impaired loans.

     Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected, any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in 2000, 1999 or 1998.

     In the ordinary course of business, the Company makes loans to directors, executive officers, and principal shareholders, including related interests. In Management's opinion, these loans are made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other borrowers and they did not involve more than the normal risk of uncollectability or present other unfavorable features at the time such loans were made. During 2000, $1.9 million of new loans were made while repayments and other reductions totaled $1.1 million. Outstanding loans to executive officers and directors, including their associates and affiliated companies, were $6.3 million and $5.5 million at December 31, 2000 and 1999, respectively. Unfunded lines to executive officers and directors were $3.9 million and $6.4 million at December 31, 2000 and 1999, respectively.

     The directors, executive officers, and principal shareholders also maintain deposits with the Company. The terms of these deposit contracts are comparable to those available to other depositors. The amount of these deposits totaled $7.9 million and $2.0 million at December 31, 2000 and 1999, respectively.

F. PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows (in thousands):

                                                                    AS OF
                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Furniture, fixtures and equipment...........................  $ 3,089   $ 2,641
Building and improvements...................................    1,039     1,039
Land........................................................      638       638
Leasehold improvements......................................    1,030       967
                                                              -------   -------
Accumulated depreciation and amortization...................   (2,325)   (1,756)
                                                              -------   -------
          Premises and equipment, net.......................  $ 3,471   $ 3,529
                                                              =======   =======

     The Company occupies space under noncancelable operating leases. The leases provide annual escalating rents for periods through 2009 with options for renewals. Rent expense is recognized in equal monthly amounts over the lease term. Rent expense was $600,000, $469,000, and $357,000 for 2000, 1999, and
1998, respectively. Future lease payments under non-cancelable operating leases at December 31, 2000 are payable as follows (in thousands):

2001........................................................  $  658
2002........................................................     589
2003........................................................     544
2004........................................................     515
2005........................................................     520
                                                              ------
                                                              $2,826
                                                              ======

G. LONG TERM DEBT AND LINES OF CREDIT

     The Bank maintains an arrangement with the Federal Home Loan Bank of Cincinnati to provide for certain borrowing needs of the Bank. The arrangement requires the Bank to hold stock in the Federal Home Loan Bank and requires the Bank to pledge investment securities or loans, to be held by the Federal Home Loan Bank, as collateral. At December 31, 2000, and 1999, indebtedness under the arrangement totaled $34,700,000 and $24,500,000, respectively. During 2000, a single loan of $20.2 million, with interest payable at 6.61% maturing in January 2001 was advanced under this agreement. During 1999, $10,000,000, with interest payable at 6.0% was advanced under this agreement and repaid in 2000. Of the remaining $14,500,000 outstanding, $5,000,000 matures in January 2001 and $9,500,000 matures in September 2001. Interest on the $5,000,000 advance was 6.80% and the interest rate on $9,500,000 of the advances is tied to the one-month LIBOR rate and adjusts monthly. Interest on all outstanding balances is payable monthly.

     The maximum advances outstanding were $34,700,000 and $24,500,000, the average balances outstanding were $17,847,000 and $15,158,000 and the weighted average rates were 5.58% and 4.97% for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the Bank has pledged loans with a fair market value of approximately $13.9 million and investment securities with a fair market value of approximately $28.4 million as collateral under terms of the loan agreement.

     On December 31, 2000 and 1999, the Company had available for its use $38.5 million and $34.5 million, respectively, of unsecured short-term bank lines of credit. Such short-term lines serve as backup for loan and investment needs. There are no compensating balance requirements. These lines facilitate federal funds borrowings and bear a rate equal to the current lending rate for federal funds purchased. Amounts outstanding under these lines of credit at December 31, 2000 and 1999 were $0 and $5.0 million, respectively.

H. INCOME TAXES

     Actual income tax expense for the years ended December 31, 2000, 1999, and 1998 differed from an "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------
                                               2000             1999             1998
                                           -------------    -------------    -------------
                                           AMOUNT    %      AMOUNT    %      AMOUNT    %
                                           ------   ----    ------   ----    ------   ----
Federal income tax expense at statutory
  rate...................................  $1,817   34.0%   $1,920   34.0%   $1,415   34.0%
State taxes, net of federal benefit......     218    4.1       215    3.8       163    3.9
Other, net...............................      51    0.9        10    0.1         3    0.0
                                           ------   ----    ------   ----    ------   ----
          Provision for income taxes.....  $2,086   39.0%   $2,145   37.9%   $1,581   37.9%
                                           ======   ====    ======   ====    ======   ====

     Significant temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are as follows (in thousands):

                                                                  AS OF
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----   ------
Deferred tax assets:
  Unrealized loss on securities available for sale..........  $  --   $  604
  Deferred fees, principally due to timing differences in
     the recognition of income..............................    278      207
  Loans, principally due to provision for loan losses.......    421       --
  Net operating loss carry forward..........................    218      241
  Premises and equipment, principally due to differences in
     depreciation methods...................................     49       22
  Other.....................................................     --       12
                                                              -----   ------
          Total gross deferred tax assets...................    966    1,086
Deferred tax liabilities:
  Unrealized gain on securities available for sale..........    (37)      --
  Discount on investment securities deferred for tax
     purposes...............................................    (99)     (57)
  Loans, principally due to provision for loan losses.......     --      (57)
  Leases, principally due to differences in basis acquired
     and the recognition of income..........................   (260)    (234)
  Other.....................................................   (140)    (104)
                                                              -----   ------
          Total gross deferred tax liabilities..............   (536)    (452)
                                                              -----   ------
          Net deferred tax assets...........................  $ 430   $  634
                                                              =====   ======

     The Bank has provided no valuation allowance for the net deferred tax assets at December 31, 2000 or 1999 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

     The components of income tax expense (benefit) were as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Current income tax expense:
  Federal...................................................  $2,124   $1,947   $1,347
  State.....................................................     399      359      249
                                                              ------   ------   ------
          Total current income tax expense..................   2,523    2,306    1,596
Deferred income tax benefit:
  Federal...................................................    (368)    (127)     (13)
  State.....................................................     (69)     (34)      (2)
                                                              ------   ------   ------
          Total deferred income tax benefit.................    (437)    (161)     (15)
                                                              ------   ------   ------
          Total income tax expense..........................  $2,086   $2,145   $1,581
                                                              ======   ======   ======

I. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheets. The contract amounts of those instruments reflect the extent of involvement and the related credit risk the Company has in particular classes of financial instruments. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on Management's credit evaluation of the customer.

     Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     At December 31, 2000 and 1999, unused lines of credit were approximately $71.5 million and $66.3 million, respectively, with the majority generally having terms at origination of one year. Additionally, the Company had standby letters of credit of $5.6 million and $3.5 million at December 31, 2000 and 1999, respectively.

     At December 31, 2000, the Company had approximately $3.0 million in commitments to repurchase loans.

J. EMPLOYEE BENEFITS

     The Company maintains for its employees an Associates Stock Purchase Plan and a Retirement Savings Plan 401(K).

     The Retirement Savings Plan 401(K) provides for the maximum deferral of employee compensation allowable by the IRS under provisions of Section 401(A) and 401(K). The Plan is available to all associates who meet the plan eligibility requirements. The Company provides various levels of employer matching of contributions up to 4% of the associate's compensation. Employer contributions are invested exclusively in the Company's common stock. Associates fully vest in the employer's contributions after three years of service as defined in the Plan. Total plan expense for 2000, 1999 and 1998 was approximately $157,000, $119,000 and $88,000, respectively.

     The Associates Stock Purchase Plan (ASPP), under which 100,000 shares of the Company's common stock may be issued, allows associates to purchase the Company's common stock through payroll deductions at 84% of the existing market value, not to fall below par value. The difference between the purchase price and the market value on the date of issue is recorded as compensation expense. Compensation expense of $28,000, $25,000, and $16,000 was recorded in 2000, 1999 and 1998, respectively. The Company pays incidental expenses regarding the administration of the plan.

     In 1997, the Board of Directors adopted the 1997 Nonstatutory Stock Option Plan which initially reserved 150,000 shares of the Company's common stock for use under the Plan (plus 10% of any additional shares of stock issued after the effective date of the Plan). Total shares reserved under this plan at December 31, 2000 are 513,878 shares. Stock issued pursuant to the Plan may be either authorized but unissued shares or shares held in the treasury of the Company. Options are granted at an option price of no less than the fair market value of the stock at the date of grant. Each grant of an option is evidenced by a stock option agreement specifying the number of shares, the exercise price, and a vesting schedule. During 2000, 1999 and 1998, 281,000 options, 106,900 options, and 45,177 options, respectively, were granted under the Plan.

     As of December 31, 2000, the Company's Board of Directors had approved the issuance of stock options to purchase 467,077 shares of the Company's common stock. Compensation expense was not recorded in connection with the issuance of these options as the option price was equal to or exceeded the market price of the Company's common stock at the date of grant. The following table presents information on stock options:

                                                                                          WEIGHTED
                                       TOTAL OPTION   EXERCISABLE                         AVERAGE
                                          SHARES        OPTIONS     OPTION PRICE RANGE     PRICE
                                       ------------   -----------   -------------------   --------
Options outstanding at January 1,
  1998...............................     97,450         70,490     $ 6.000    $11.625    $  8.28
Granted..............................     45,177          9,035      14.750     14.750      14.75
Options that became exercisable......         --          7,490       7.125     11.625      11.02
                                         -------        -------     -------    -------    -------
Options outstanding at December 31,
  1998...............................    142,627         87,015       6.000     14.750      10.32
Granted..............................    106,900         21,380      12.420     12.880     12.710
Options that became exercisable......         --         16,525      10.125     14.750     13.060
Options exercised....................       (220)          (220)     11.625     11.625     11.625
Options expired......................     (1,130)          (430)     11.625     14.750     13.840
                                         -------        -------     -------    -------    -------
Options outstanding at December 31,
  1999...............................    248,177        124,270       6.000     14.750     11.330
Granted..............................    281,000         56,200      11.580     13.894     13.403
Options that became exercisable......         --         55,236      10.125     14.750     13.028
Options exercised....................    (67,000)       (67,000)      6.000     11.625      6.983
Options expired......................    (38,850)       (13,600)     11.625     14.750     13.487
                                         -------        -------     -------    -------    -------
Options outstanding at December 31,
  2000...............................    423,327        155,106     $10.125    $14.750    $13.197
                                         =======        =======     =======    =======    =======

     The stock options have five year vesting schedules and become exercisable in full in the event of a merger, sale, or change in majority control of the Company. The options expire during the years 2002 through 2010 or within 30 days of cessation of employment. The weighted average price of the options at December 31, 2000 was $13.197 and the weighted average remaining life was approximately 8.7 years.

     The Company accounts for its stock option plan and ASPP in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to stock options would be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had the Company used the provisions of SFAS No. 123, Accounting for Stock-Base Compensation, the Company would have recognized, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company has elected to continue to apply the provisions of APB No.
25. As such, proforma disclosures of net income and earnings per share as if the fair value based method of SFAS No. 123 had been used, are as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Net income -- as reported..........................  $3,257,000   $3,501,000   $2,581,000
Net income -- proforma.............................   3,023,000    3,401,000    2,543,000
Basic:
  As reported......................................  $     0.90   $     0.86   $     1.08
  Proforma.........................................        0.84         0.84         1.06
Diluted:
  As reported......................................  $     0.90   $     0.85   $     0.78
  Proforma.........................................        0.83         0.82         0.77

     The weighted average fair values of options granted during 2000, 1999, and 1998 were $4.72, $5.09, and $5.79 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
Expected dividend yield.....................................   6.04%   3.61%   2.13%
Expected stock price volatility.............................  23.00   25.00   22.00
Risk-free interest rate.....................................   6.55    5.07    5.66
Expected life of options (years)............................      5       5       5

K. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

     The Company can issue common stock pursuant to various plans such as employee stock purchase, contributions to the 401(K) plan, and payment of directors' fees. Under these plans, 14,710, 11,609, and 7,304 shares were issued during 2000, 1999 and 1998, respectively.

     The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share (in thousands except per share data).

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Net income available to common shareholders.................  $3,257   $3,501   $2,581
                                                              ======   ======   ======
Weighted average common shares outstanding -- basic.........   3,619    4,068    2,394
Dilutive effect of:
  Options...................................................      16       62       40
  Warrants..................................................      --       --      887
                                                              ------   ------   ------
Weighted average common shares outstanding -- diluted.......   3,635    4,129    3,321
                                                              ======   ======   ======
Net income per share:
  Basic.....................................................  $ 0.90   $ 0.86   $ 1.08
  Diluted...................................................    0.90     0.85     0.78

     In January 1998, the Company's Board of Directors adopted a Shareholder Rights Plan which authorizes the distribution of a dividend of one common share purchase right for each outstanding share of CFGI's common stock. The rights will be exercisable only if a person or group acquires 15% or more of CFGI's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The rights are designed to assure that all of CFGI's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender takeovers, squeeze outs, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders an appropriate control premium.

     If the Company were acquired in a merger or other business combination transaction, each right would entitle its holder to purchase, at the right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such a price. In addition, if a person or group acquires 15% or more of CFGI's common stock, each right would entitle its holder (other than the acquiring person or members of the acquiring group) to purchase, at the rights then current exercise price, a number of CFGI's common shares having a market value of twice that price. After a person or group acquires beneficial ownership of 15% or more of CFGI's common stock and before an acquisition of 50% or more of the common stock, the Board of Directors would exchange the rights (other than rights owned by the acquiring person or group), in whole or in part, at an exchange ratio of one share of common stock per right.

     Until a person or group has acquired beneficial ownership in excess of 15%, the rights will be redeemable for $0.01 per right at the option of the Board of Directors. The rights are intended to enable all CFGI's shareholders to realize the long-term value of their investment in the Company. The Company believes they will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

     In December 1998, the Company announced that 2,002,337 of the 4,744,927 warrants issued at startup in 1989 had been exercised. Total proceeds generated from the exercise of the warrants were approximately $25 million. Any remaining warrants expired unexercised at the close of business on December 31, 1998.

     On March 23, 1999, to facilitate the management of its capital position, the Company announced a stock buy-back plan of 400,000 shares (the "March 23, 1999 Plan") with an original expiration date of December 31, 1999. On January 26, 2000, the Company extended the expiration date of the March 23, 1999 Plan until March 31, 2000 to allow for the completion of the plan. On March 15, 2000, the Company announced that it had completed the March 23, 1999 Plan and announced a second stock repurchase plan for the acquisition of an additional 500,000 shares of common stock with an expiration date of December 31, 2000 (the "March 15, 2000 Plan"). On December 20, 2000, the Company announced the extension of the March 15, 2000 Plan to December 31, 2001 and provided for the acquisition of 16,000 shares remaining to be purchased under the March 15, 2000 Plan and an additional 400,000 shares, for a total of up to 416,000 shares of common stock. At December 31, 2000, the Company had repurchased 484,000 shares under the March 15, 2000 Plan and 884,000 shares since commencing its stock repurchase program in March 1999.

L. RESTRICTIONS ON RETAINED EARNINGS, REGULATORY MATTERS, AND LITIGATION

     In order to declare dividends the Bank must transfer a minimum of ten percent of current net income from retained earnings to additional paid-in capital until additional paid-in capital equals common stock. The Bank transferred $307,000 and $290,000 from retained earnings to surplus during 2000 and 1999, respectively. At December 31, 2000, approximately $11.1 million of the Bank's retained earnings were available for dividend declaration and payment to its shareholder CFGI (parent company), without regulatory approval. Accordingly, approximately $21,084,000 of the Company's investment in the Bank is restricted as to the payment of dividends.

     CFGI and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which it is subject as of December 31, 2000.

     As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios are also presented in the table (Dollars in thousands).

                                                             TO BE ADEQUATELY         TO BE WELL
                                                                CAPITALIZED           CAPITALIZED
                                                               UNDER PROMPT          UNDER PROMPT
                                                                CORRECTIVE            CORRECTIVE
                                             ACTUAL          ACTION PROVISIONS     ACTION PROVISIONS
                                        ----------------     -----------------     -----------------
                                        AMOUNT     RATIO      AMOUNT    RATIO       AMOUNT    RATIO
                                        -------    -----     --------   ------     --------   ------
AS OF DECEMBER 31, 2000:
Total capital (to risk weighted
  assets)
  Community Financial Group, Inc. ....  $45,721    15.43%>=  $23,705     N.A.>=    $29,631     N.A.
  The Bank of Nashville...............   35,616    12.03>=    23,685      8.0>=     29,606    10.0%
Tier 1 capital (to risk weighted
  assets)
  Community Financial Group, Inc......  $42,005    14.17%>=  $11,891     N.A.>=    $17,837     N.A.
  The Bank of Nashville...............   31,905    10.78>=    11,839      4.0>=     17,758     6.0%
Leverage ratio
  Community Financial Group, Inc......  $42,005    12.14%>=  $10,380     N.A.>=    $17,300     N.A.
  The Bank of Nashville...............   31,905     9.29>=     8,879      3.0>=     14,798     5.0%
AS OF DECEMBER 31, 1999:
Total capital (to risk weighted
  assets)
  Community Financial Group, Inc......  $51,135    22.37%>=  $18,286     N.A.      $22,859     N.A.
  The Bank of Nashville...............   32,019     14.1>=    18,167     8.0%>=     22,709    10.0%
Tier 1 capital (to risk weighted
  assets)
  Community Financial Group, Inc......  $48,263    21.12%>=  $ 9,141     N.A.      $13,711     N.A.
  The Bank of Nashville...............   29,165    12.84%>=    9,086     4.0%>=     13,629     6.0%
Leverage ratio
  Community Financial Group, Inc......  $48,263    16.14%>=  $ 8,971     N.A.      $14,951     N.A.
  The Bank of Nashville...............   29,165    10.24>=     8,544     3.0%>=     14,241     5.0%

     There are from time to time legal proceedings pending against the Company. In the opinion of Management, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Company.

M. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for both on and off-balance sheet assets and liabilities for which it is practicable to estimate fair value. The techniques used for this valuation are significantly affected by the assumptions used, including the amount and timing of future cash flows and the discount rate. Such estimates involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. Accordingly, the aggregate fair value amounts presented are not meant to represent the underlying value of the Company.

     The following table presents the carrying amounts and the estimated fair value of the Company's financial instruments at December 31(in thousands):

                                                            AS OF DECEMBER 31,
                                                -------------------------------------------
                                                        2000                   1999
                                                --------------------   --------------------
                                                           ESTIMATED              ESTIMATED
                                                CARRYING     FAIR      CARRYING     FAIR
                                                 AMOUNT      VALUE      AMOUNT      VALUE
                                                --------   ---------   --------   ---------
Financial assets:
  Cash, due from banks, and federal funds
     sold.....................................  $ 19,038   $ 19,038    $ 25,783   $ 25,783
  Investment securities.......................    62,775     62,775      74,877     74,877
  Loans, net of unearned income...............   270,568    267,747     205,511    204,228
Financial liabilities:
  Deposits....................................   273,036    273,416     229,141    230,094
  FHLB and other borrowings...................    36,236     36,303      29,500     29,502

                                                               AS OF DECEMBER 31,
                                                -------------------------------------------------
                                                         2000                      1999
                                                -----------------------   -----------------------
                                                CONTRACTUAL               CONTRACTUAL
                                                    OR        ESTIMATED       OR        ESTIMATED
                                                 NOTIONAL       FAIR       NOTIONAL       FAIR
                                                  AMOUNTS       VALUE       AMOUNTS       VALUE
                                                -----------   ---------   -----------   ---------
Off-balance items:
  Commitments to extend credit................    $71,553          *        $66,299         *
  Standby letters of credit...................      5,574          *          3,516         *

---------------

* The estimated fair value of these items was not significant at December 31, 2000 and 1999

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments presented above.

  Cash, Due from Banks and Federal Funds Sold

     For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value. These instruments expose the Company to limited credit risk, carry interest rates which approximate market, and have short maturities.

  Investment Securities

     In estimating fair values, Management makes use of prices or dealer quotes for U.S. Treasury securities, other U.S. government agency securities, and collateralized mortgage obligations, securities of states and political subdivisions, and equity securities. As required, securities available for sale are recorded at fair value.

  Loans

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities adjusted for differences in loan characteristics. The risk of default is measured as an adjustment to the discount rate, and no future interest income is assumed for nonaccrual loans. The fair value of loans does not include the value of the customer relationship or the right to fees generated by the account.

  Deposits

     The fair value of deposits with no stated maturities (which includes demand deposits, NOW accounts, and money market deposits) is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit is estimated using a discounted cash flow model based on the rates currently offered for deposits of similar maturities. The fair value of variable rate certificates of deposit would approximate their carrying value because these investments reprice with market rates.

  Federal Home Loan Bank and Other Borrowings

     The fair value of Federal Home Loan Bank borrowings is estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements.

N. OTHER COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The Company's unrealized gains and losses (net of tax) on investment securities available for sale are included in other comprehensive income. The amounts of other comprehensive income along with the related tax effect are set forth in the following table (in thousands):

                                                                 GAIN        TAX        NET
                                                                (LOSS)     EXPENSE      OF
                                                              BEFORE TAX   (CREDIT)     TAX
                                                              ----------   --------   -------
Year ended December 31, 2000:
  Net unrealized gain on investment securities available for
     sale during 2000.......................................   $ 1,785      $ 678     $ 1,107
  Less: Reclassification adjustment for net losses included
     in net income..........................................       (97)       (37)        (60)
                                                               -------      -----     -------
          Other comprehensive income........................   $ 1,688      $ 641     $ 1,047
                                                               =======      =====     =======
Year ended December 31, 1999:
  Net unrealized loss on investment securities available for
     sale during 1999.......................................   $(2,134)     $(810)    $(1,324)
  Less: Reclassification adjustment for net losses included
     in net income..........................................        (5)        (2)         (3)
                                                               -------      -----     -------
          Other comprehensive loss..........................   $(2,139)     $(812)    $(1,327)
                                                               =======      =====     =======
Year ended December 31, 1998:
  Net unrealized gain on investment securities available for
     sale during 1998.......................................   $   127      $  49     $    78
  Less: Reclassification adjustment for net gains included
     in net income..........................................        52         20          32
                                                               -------      -----     -------
          Other comprehensive income........................   $    75      $  29     $    46
                                                               =======      =====     =======

O. PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Community Financial Group, Inc., (Parent Company only) as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998 was as follows (in thousands):

                            CONDENSED BALANCE SHEET

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                    ASSETS
Assets:
  Cash......................................................  $ 9,365   $ 7,783
  Investment in bank subsidiary, at cost....................   32,240    28,380
  Securities available for sale.............................      500    10,903
  Other assets..............................................      235       298
                                                              -------   -------
          Total assets......................................  $42,340   $47,364
                                                              =======   =======
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Other liabilities.........................................       59        49
                                                              -------   -------
          Total liabilities.................................       59        49
                                                              -------   -------
          Total shareholders' equity........................   42,281    47,315
                                                              -------   -------
          Total liabilities and shareholders' equity........  $42,340   $47,364
                                                              =======   =======

                           CONDENSED INCOME STATEMENT

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Income:
  Dividends from bank subsidiary............................  $   --   $   --   $  133
  Interest income...........................................     683      939        1
  Loss on sale of investment securities, net................     (34)     (20)      --
                                                              ------   ------   ------
          Total income......................................     649      919      134
Expenses:
  Other expenses............................................     191      225      186
                                                              ------   ------   ------
          Total expenses....................................     191      225      186
                                                              ------   ------   ------
Income (loss) before provision for income taxes.............     458      694      (52)
Increase (decrease) to consolidated income taxes arising
  from parent company taxable income........................     174      264      (70)
Equity in undistributed earnings of subsidiary bank.........   2,973    3,071    2,563
                                                              ------   ------   ------
          Net income........................................  $3,257   $3,501   $2,581
                                                              ======   ======   ======

                       CONDENSED STATEMENT OF CASH FLOWS

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                           2000       1999       1998
                                                          -------   --------   --------
Cash flows from operating activities:
  Net income............................................  $ 3,257   $  3,501   $  2,581
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of subsidiary
       bank.............................................   (2,973)    (3,071)    (2,563)
     Loss on sale of securities.........................       34         20         --
     Depreciation and amortization......................      164         56         --
     Decrease (increase) in other assets................      214       (270)         9
     Increase in other liabilities......................       10          3         45
                                                          -------   --------   --------
          Net cash provided by operating activities.....      706        239         72
                                                          -------   --------   --------
Cash flows from investing activities:
  Proceeds from sales of securities available for
     sale...............................................   10,369      5,126         --
  Purchases of securities available for sale............       --    (30,832)   (10,490)
  Maturities of securities available for sale...........       --     25,051         --
                                                          -------   --------   --------
          Net cash (used in) provided by investing
            activities..................................   10,369       (655)   (10,490)
                                                          -------   --------   --------
Cash flows from financing activities:
  Repurchase of common stock............................   (7,672)    (4,304)        --
                                                          -------   --------   --------
  Proceeds from issuance of common stock................      656        155     25,061
  Cash dividends paid...................................   (2,477)    (1,881)      (569)
                                                          -------   --------   --------
          Net cash used in provided by financing
            activities..................................   (9,493)    (6,030)    24,492
                                                          -------   --------   --------
Increase (decrease) in cash.............................    1,582     (6,446)    14,074
Cash at beginning of period.............................    7,783     14,229        155
                                                          -------   --------   --------
Cash at end of period...................................  $ 9,365   $  7,783   $ 14,229
                                                          =======   ========   ========