Form 10-Q
period 2001-03-31
COMMUNITY FINANCIAL GROUP INC
filed 2001-05-15
CIK 852677

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         As of May 4, 2001, the number of outstanding shares of Common Stock, par value $6.00 per share was 3,340,512.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                              MARCH 31,    DECEMBER 31,
                                                                                               2001            2000
                                                                                             ----------    ------------
                                                   ASSETS
Cash and due from banks ...............................................................      $  13,109       $  10,738
Federal funds sold and other temporary investments ....................................          3,500           8,300
Investment securities available-for-sale ..............................................         72,555          62,775
Residential mortgages held for sale ...................................................            870              --
Loans and leases held for investments (net of unearned income of $2,961 at March 31,
   2001 and $2,886 at December 31, 2000)
     Commercial loans .................................................................        110,657         103,245
     Commercial leases ................................................................         15,706          14,734
     Real estate - mortgage loans .....................................................         81,203          86,943
     Real estate - construction loans .................................................         39,253          37,899
     Consumer loans ...................................................................         31,048          27,747
                                                                                             ---------       ---------
       Gross loans and leases, net of unearned income .................................        277,867         270,568

     Less: allowance for loan and lease losses ........................................         (4,838)         (4,622)
                                                                                             ---------       ---------
       Total net loans and leases held for investments ................................        273,029         265,946
                                                                                             ---------       ---------
Premises and equipment, net ...........................................................          3,587           3,471
Accrued interest receivable and other assets ..........................................          3,321           3,390
                                                                                             ---------       ---------
      Total assets ....................................................................      $ 369,971       $ 354,620
                                                                                             =========       =========



                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing ................................................................      $  29,867       $  27,866
   NOW accounts .......................................................................         23,918          21,074
   Money market accounts ..............................................................         87,859          91,447
   Time deposits less than $100,000 ...................................................         73,216          70,636
   Time deposits greater than $100,000 ................................................         66,245          62,013
                                                                                             ---------       ---------
      Total deposits ..................................................................        281,105         273,036

Federal Home Loan Bank and other borrowings ...........................................         41,685          36,236
Accounts payable and accrued liabilities ..............................................          4,549           3,067
                                                                                             ---------       ---------
      Total liabilities ...............................................................        327,339         312,339

Commitments and contingencies (Note J) ................................................             --              --

Shareholders' equity:
Common stock, $6 par value; authorized 50,000,000 shares; issued and outstanding shares
     3,399,512 at March 31, 2001 and 3,425,850 at December 31, 2000 ...................         20,397          20,555
   Additional paid-in capital .........................................................         13,318          13,507
   Retained earnings ..................................................................          8,415           8,159
   Accumulated other comprehensive income, net of tax .................................            502              60
                                                                                             ---------       ---------
        Total shareholders' equity ....................................................         42,632          42,281
                                                                                             ---------       ---------
        Total liabilities and shareholders' equity ....................................      $ 369,971       $ 354,620
                                                                                             =========       =========


      See accompanying notes to condensed consolidated financial statements

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                            ---------------------------
                                                               2001            2000
                                                            ----------      -----------
 Interest income:
    Interest and fees on loans .......................      $    6,631      $     4,968
    Federal funds sold and other temporary investments              67               52
    Interest on investment Securities:
       U.S. government agency obligations ............           1,059            1,174
       States and political subdivisions, tax-exempt .              29               29
       Other securities ..............................             100               40
                                                            ----------      -----------
         Total interest income .......................           7,886            6,263

 Interest expense:
    Interest-bearing demand deposits .................           1,241            1,022
    Time deposits less than $100,000 .................           1,167              763
    Time deposits greater than $100,000 ..............             988              838
    Federal Home Loan Bank and other borrowings ......             617              272
    Federal funds purchased ..........................              29               16
                                                            ----------      -----------
         Total interest expense ......................           4,042            2,911
                                                            ----------      -----------
 Net interest income .................................           3,844            3,352
 Provision for loan losses ...........................             255              210
                                                            ----------      -----------
 Net interest income after provision for loan losses .           3,589            3,142

 Noninterest income:
    Service fee income ...............................             266              205
    Investment center income .........................             399              365
    Loss on sale of investment securities ............              --              (34)
    Other noninterest income .........................             106               82
                                                            ----------      -----------
         Total noninterest income ....................             771              618

 Noninterest expense:
    Salaries and employee benefits ...................           1,688            1,305
    Occupancy ........................................             252              207
    Advertising ......................................              56               42
    Audit, tax and accounting ........................              61               55
    Data processing ..................................              79               50
    Other noninterest expense ........................             840              759
                                                            ----------      -----------
         Total noninterest expense ...................           2,976            2,418
                                                            ----------      -----------
 Income before provision for income taxes ............           1,384            1,342
 Provision for income taxes ..........................             533              510
                                                            ----------      -----------
 Net income ..........................................      $      851      $       832
                                                            ==========      ===========

 Earnings per common share:
    Basic ............................................      $     0.25      $      0.21
    Diluted ..........................................      $     0.25      $      0.21
 Weighted average shares outstanding:

    Basic ............................................       3,417,847        3,875,053
    Diluted ..........................................       3,424,789        3,920,275


      See accompanying notes to condensed consolidated financial statements

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       AND
                              COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                         ACCUMULATED
                                                                                            OTHER
                                        COMMON      COMMON     ADDITIONAL               COMPREHENSIVE
                                        STOCK       STOCK       PAID-IN      RETAINED   INCOME (LOSS),
                                        SHARES      AT PAR      CAPITAL      EARNINGS    NET OF TAX      TOTAL
                                      ---------    --------    ----------    --------    ------------- --------
Balance at January 1, 2000 .......    3,923,640    $ 23,542     $ 17,381     $ 7,379       $  (987)    $ 47,315
    Comprehensive income:
      Net income .................           --          --           --         832            --           --
      Other comprehensive loss ...           --          --           --          --          (107)          --
         Total comprehensive
            income ...............           --          --           --          --            --          725
     Issuance of common stock ....       30,288         182           73          --            --          255
     Repurchase of common stock ..      135,500        (813)      (1,059)         --            --       (1,872)
    Cash dividends - $0.17 per
       share .....................           --          --           --        (662)           --         (662)
                                      ---------    --------     --------     -------       -------     --------
Balance at March 31, 2000 ........    3,818,428    $ 22,911     $ 16,395     $ 7,549       $(1,094)    $ 45,761
                                      =========    ========     ========     =======       =======     ========

Balance at January 1, 2001 .......    3,425,850    $ 20,555     $ 13,507     $ 8,159       $    60     $ 42,281
    Comprehensive income:
      Net income .................           --          --           --         851            --           --
      Other comprehensive income .           --          --           --          --           442           --
         Total comprehensive
            income ..................        --          --           --          --            --        1,293
     Issuance of common stock ....        3,662          22           25          --            --           47
    Repurchase of common stock ...       30,000        (180)        (214)         --            --         (394)
    Cash dividends - $0.17 per
       share .....................           --          --           --        (595)           --         (595)
                                      ---------    --------     --------     -------       -------     --------
Balance at March 31, 2001 ........    3,399,512    $ 20,397     $ 13,318     $ 8,415       $   502     $ 42,632
                                      =========    ========     ========     =======       =======     ========




      See accompanying notes to condensed consolidated financial statements

                COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                      ----------------------
                                                                                        2001          2000
                                                                                      --------      --------
Cash flows from operating activities:
   Interest received ............................................................     $  6,937      $  6,258
   Fees received ................................................................          526           618
   Interest paid ................................................................       (2,554)       (2,410)
   Cash paid to suppliers and associates ........................................       (2,095)       (2,315)
                                                                                      --------      --------
     Net cash provided by operating activities ..................................        2,814         2,151
                                                                                      --------      --------

Cash flows from investing activities:
    Maturities of securities available for sale .................................        4,007         2,618
    Sales of securities available for sale ......................................           --         1,397
    Purchases of securities available for sale ..................................      (13,358)       (1,565)
    Loans and leases originated by customers, net ...............................       (8,169)      (12,300)
    Capital expenditures ........................................................         (290)         (147)
                                                                                      --------      --------
      Net cash used by investing activities .....................................      (17,810)       (9,997)
                                                                                      --------      --------

Cash flows from financing activities:
    Net increase/(decrease) in demand deposits, NOW and money market accounts ...        1,257        (8,614)
    Net increase/(decrease) in time deposits ....................................        6,812        17,963
    Repayment of advances from Federal Home Loan Bank (FHLB) and other borrowings           --       (10,000)
    Advances from the FHLB and other borrowings .................................        5,450         1,310
    Net proceeds from issuance of common stock ..................................           37           255
    Repurchase of common stock ..................................................         (394)       (1,872)
    Cash dividends paid .........................................................         (595)         (662)
                                                                                      --------      --------
      Net cash provided  (used) by financing activities .........................       12,567        (1,620)
                                                                                      --------      --------
Net decrease in cash and cash equivalents .......................................       (2,429)       (9,466)
Cash and cash equivalents at beginning of period ................................       19,038        20,783
                                                                                      --------      --------
Cash and cash equivalents at end of period ......................................     $ 16,609      $ 11,317
                                                                                      ========      ========

Reconciliation of net income to net cash provided by operating activities:

Net income ......................................................................     $    851      $    832

Adjustments to reconcile net income to net cash provided by operating activities:
    Loss on sale investment securities, net .....................................           --            34
    Depreciation and amortization ...............................................          160           186
    Change in allowance for loan losses .........................................          255           210
    Deferred income tax expense (benefit) .......................................          205          (155)
    Stock dividend income .......................................................           --           (31)

Changes in assets and liabilities:
    Increase in accrued interest receivable and other assets ....................         (138)         (255)
    Increase in accounts payable and accrued liabilities ........................        1,481         1,330
                                                                                      --------      --------
Net cash provided by operating activities .......................................     $  2,814      $  2,151
                                                                                      ========      ========

Supplemental Disclosure
Non Cash Transactions:
    Change in unrealized gain on securities available for sale, net of tax ......     $    442      $   (107)
Cash paid for:
    Income taxes ................................................................     $    491      $    206


      See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   HOLDING COMPANY INFORMATION AND PRINCIPLES OF CONSOLIDATION

     Community Financial Group, Inc. ("CFGI" or the "Company") was incorporated as a Tennessee Corporation on December 13, 1995 to become a bank holding company pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for the Bank of Nashville (the "Bank"). On April 30, 1996, the Company executed a plan of exchange with the Bank, whereby CFGI became the holding company of the Bank. The Bank is a state-chartered bank incorporated in 1989 under the laws of the state of Tennessee. The Bank owns 100% of the stock of TBON-Mooreland Joint Venture, LLC ("TBON Title"), a title agency, and has a majority interest in Machinery Leasing Company of North America, Inc. ("TBON Leasing").

     The unaudited condensed consolidated financial statements include the accounts of CFGI, the Bank, and its subsidiaries TBON Title and T BON Leasing, the operations of which are collectively referred herein as the Company. All material intercompany accounts and transactions have been eliminated in the consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with general practices within the banking industry and accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2001 and December 31, 2000; the Company's consolidated results of operations for the three months ended March 31, 2001 and March 31, 2000; the consolidated statements of shareholders' equity and comprehensive income for the three months ended March 31, 2001 and March 31, 2000; and, the consolidated cash flows for the three months ended March 31, 2001 and March 31, 2000. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2000 year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

     The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with the Company's annual report on Form 10-K for the year-ended December 31, 2000. The results for the interim period are not necessarily indicative of results to be expected for the complete calendar year.

B.   INVESTMENT SECURITIES

     Securities with an aggregate fair market value of $61.3 million at March 31, 2001, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

C.   RESIDENTIAL MORTGAGE LOANS

     Residential mortgage loans held for sale are reflected on the balance sheet at lower cost or market.

D.   ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            ---------------------
                                                             2001          2000
                                                            -------       -------
         Balance, beginning of period .................     $ 4,622       $ 4,062
         Provision charged to operations ..............         255           210
         Loans charged off ............................         (50)          (59)
         Recoveries ...................................          11            47
                                                            -------       -------
         Balance, end of period .......................     $ 4,838       $ 4,260

         Allowance ratios are as follows:
            Balance, to loans outstanding end of period        1.74%         1.95%
            Net charge-offs to average loans ..........        0.01          0.01

E.   INCOME TAXES

     Actual income tax expense for the three months ended March 31, 2001 and 2000, respectively, differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows (in thousands):

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                          ---------------
                                                           2001     2000
                                                           ----     ----
         Federal income tax expense at statutory rate      $471     $457
         State tax expense, net of federal benefit ...       54       53
         Other .......................................        8       --
                                                           ----     ----
         Total Income Tax Expense ....................     $533     $510
                                                           ====     ====

     Significant temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are as follows (in thousands):

                                                                   AS OF        AS OF
                                                                  MARCH 31,  DECEMBER 31,
                                                                    2001        2000
                                                                   -------      -----
 Deferred tax assets:
 Deferred fees, principally due to timing differences in the
   recognition of income .....................................     $   300      $ 278
 Net operating loss carry forwards ...........................         218        218
 Loans, principally due to provision for loan losses .........         369        421
 Premises and equipment, principally due to differences
   in depreciation methods ...................................          69         49
 Other .......................................................          49         --
                                                                   -------      -----
Total gross deferred tax assets ..............................       1,005        966
                                                                   -------      -----
Deferred tax liabilities:
   Unrealized gain on securities available for ...............        (307)       (37)
   Discount on investment securities deferred for tax purposes         (97)       (99)
   Leases, principally due to difference in basis acquired and
     the recognition of income ...............................        (189)      (260)
   Other .....................................................        (187)      (140)
                                                                   -------      -----
Total gross deferred tax liabilities .........................        (780)      (536)
                                                                   -------      -----
Net deferred tax assets ......................................     $   225      $ 430
                                                                   =======      =====

F.   EARNINGS PER COMMON SHARE

     Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and potentially dilutive options outstanding during the period. The Company had outstanding stock options totaling 425,327 and 423,327 shares at March 31, 2001 and December 31, 2000, respectively. The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share (in thousands, except per share amounts).

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                        -----------------
                                                         2001       2000
                                                        ------     ------
Net Income available to common shareholders .......     $  851     $  832
                                                        ======     ======
Weighted-average common shares outstanding - basic       3,418      3,875
Dilutive effect from options ......................          7         45
                                                        ------     ------
Weighted-average diluted shares outstanding -
diluted ...........................................      3,425      3.920
                                                        ======     ======
  Potentially dilutive options ....................        154        175
                                                        ======     ======
Net income per share:
   Basic ..........................................     $ 0.25     $ 0.21
   Diluted ........................................       0.25       0.21

G.   COMPREHENSIVE INCOME

     During the three months ended March 31, 2001 and the year ended December 31, 2000, the only component of comprehensive income, other than net income, is unrealized gains or losses on investment securities available for sale, net of taxes.

H.   RECLASSIFICATIONS

     During the three months ended March 31, 2001, the Company reclassified its loan portfolio to reflect the business purpose of the loans and reclassified the categorization at December 31, 2000 for comparative purposes. Such reclassifications do not affect earnings. The Company's loan portfolio records were historically classified by collateral codes.

I.   NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, the Company adopted FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to (i) hedge exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, (ii) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or (iii) hedge foreign currency exposure. The Company has no derivative instruments other than certain investment securities available for sale, which are already recorded at their fair value. Accordingly, the adoption of SFAS 133, did not impact the Company's results of operations, cash flows, or financial position.

J.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which accounting principles generally accepted in the United States of America do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At March 31, 2001 and December 31, 2000, the Company had unfunded commitments to extend credit totaling $89.3 million and $71.5 million, respectively. Additionally, the Company had standby letters of credit of $6.4 million and $5.6 million as of March 31, 2001 and December 31, 2000, respectively.

     The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three-month period ended March 31, 2001, totaled approximately $2,507,000. The required balance at March 31, 2001 was $250,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Statements and financial discussion and analysis contained in this report on Form 10-Q and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein describe the future plans, strategies and expectations of Community Financial Group, Inc. and are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

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

OVERVIEW

     Community Financial Group, Inc. is a registered bank holding company under the Federal Reserve Holding Company Act of 1956, as amended. CFGI owns the Bank of Nashville (the "Bank") and its subsidiaries (collectively referred to as the "Company" or "CFGI"). The Bank owns TBON-Mooreland Joint Venture, LLC and a majority interest in Machinery Leasing Company of North America, Inc. ("TBON Leasing").

     The following discussion compares the Company's financial condition at March 31, 2001 and December 31, 2000, and results of operations for the three-month periods ending March 31, 2001, and 2000 respectively. The purpose of the discussion is to focus on important factors affecting the Company's financial condition and results of operations.

     The Bank operates from its main office at 401 Church Street, Nashville, Tennessee as well as three full-service branches located at the Glendale Center in Green Hills, Maryland Farms in Brentwood and Gallatin Road in Hendersonville. The Company has received regulatory approval to establish a fifth branch office in the Cool Springs area which is expected to open during the second half of 2001. In January 2001, the Company expanded its presence in downtown Nashville through the addition of 11,123 square feet of contiguous space in the building adjacent to its main location. During the first quarter of 2001, the Company continued the expansion of its leasing business through TBON Leasing and of its investment services through the Bank of Nashville Investment Group and its relationship with

Legg Mason Financial Partners, Inc. ("LMFP"). Additionally, during the three month-period ended March 31, 2001, the Company established TBON Mortgage as an operating division of the Bank, primarily to originate and sell, on a servicing released basis, residential mortgages. Origination volume for the first quarter of 2001 was $4.1 million, of which $1.9 million was retained in portfolio, $1.3 million was sold to third party investors, and $870,000 remains held for sale. Management plans to continue to seek attractive branch locations to further expand its delivery systems and increase its market share.

     Additional banking services are provided through full-service mobile branches, "Bank-on-Call," which was established in 1996 and which has expanded in each subsequent year. Bank-on-Call provides the convenience of "at your door" banking service to customers. Additionally, the Bank has expanded its delivery systems through full-service ATMs, cash dispensers, cash management services, and "Bank-on-Line" Internet banking services. The Company has offered Internet banking services to its consumer clients since early 1999 and recently introduced a complete array of Net-based banking services for commercial customers comprising basic Internet banking, bill payment services as well as full cash management services including ACH origination and wire transfers.

     During 1999 and 2000, the Company approved and implemented two separate stock repurchase plans. As of March 31, 2001, the Company had repurchased a total of 914,000 shares pursuant to such plans. An additional 386,000 shares remain available for repurchase under the second plan that expires December 31, 2001.

RESULTS OF OPERATIONS

     General. Net income for the quarters ended March 31, 2001 and 2000 was $851,000 and $832,000, respectively. Basic and diluted EPS for the three months ended March 31, 2001 were $0.25 compared with $0.21, for the same period in 2000. At March 31, 2001, total assets and net loans were $370.0 million and $273.9 million compared with $354.6 million and $265.9 million, respectively, at December 31, 2000. Total liabilities and total shareholders' equity at March 31, 2001, were $327.3 million and $42.6 million, respectively, compared with $312.3 million and $42.3 million, respectively, at December 31, 2000.

     For the three months ended March 31, 2001, the annualized return on average assets was 0.94%, compared with 1.11% for the same period in 2000. The decrease in the return on average assets resulted from a lower capital base due to the share repurchase program coupled with lower yields on average earnings assets resulting from the implementation of a leveraged strategy designed to help defray the costs associated with a new core processing system. Annualized return on average equity was 8.19% for the three months ended March 31, 2001, compared with 7.03% for the same period in 2000. The increase in annualized return on average equity reflected the Company's increased net income and a reduction in average equity resulting from the Company's stock repurchase plans.

     Net Interest Income. Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest-bearing liabilities. Fluctuations in interest rates, volume and mix changes in earning assets and, non-interest and interest-bearing liabilities, materially impact net interest income.

     Net interest income for the quarter ended March 31, 2001 increased by $492,000 or 14.7% to $3.8 million compared with $3.4 million for the same period in 2000. The increase in net interest margin was comprised of a $9.3 million increase in interest income due to a 22.9% increase in average earning assets, driven primarily by a $70.2 million increase in average loans outstanding. The mix of assets changed during the first quarter of 2001, compared with the same period in 2000, as the percentage of average loans (the Company's highest yielding asset) to average earning assets increased from 73.0% to 79.2%. These factors contributed to a 34 basis points increase in the average rate earned on average earning assets. These increases were partially offset by an $8.7 million increase in interest expense as the Company opted to take advantage of a declining rate environment to increase its market penetration by reducing the speed at which it would lower interest rates paid on deposit accounts. While this strategy produces, over the short-term, a reduction in both net interest spread and net interest margin, Management is of the opinion that over time the Company will benefit from a broader base of depositors within its target market to whom it would be able to cross sell other banking and financial products.

     The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three-month periods ended March 31, 2001. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

                                                         THREE MONTHS ENDED MARCH 31,
                                                                2001 VS. 2000
                                                        -----------------------------
                                                        INCREASE (DECREASE)
                                                              DUE TO
                                                        ------------------
                                                        VOLUME      RATE       TOTAL
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Total loans ......................................   $ 1,270    $   393    $ 1,663
   Securities .......................................       (87)        32        (55)
   Federal funds sold and other temporary investments         3         12         15
                                                        -------    -------    -------
      Total increase (decrease) in interest income ..     1,186        437      1,623

INTEREST-BEARING LIABILITIES:
   Interest bearing demand deposit accounts .........      (153)       372        219
   Time deposits ....................................    (8,188)     8,742        554
   Federal funds purchased ..........................        35        (22)        13
   FHLB and other borrowings.........................       134        211        345
                                                        -------    -------    -------
      Total increase (decrease) in interest expense .    (8,172)     9,303      1,131
                                                        -------    -------    -------
Increase (decrease) in net interest income ..........   $ 9,358    $(8,866)   $   492
                                                        =======    =======    =======

     The yields on total loans and investment securities increased by 14 basis points and 27 basis points, respectively. These increases were offset by a 59 basis points increase in the average rate paid on liabilities and a shift in the funding mix, with greater dependency on interest bearing deposits and borrowings from the FHLB.

     During the three-month period ended March 31, 2001, net interest income was affected by a shift in the mix of interest-bearing liabilities, compared with the same period in 2000. The average volume of NOW accounts increased $4.9 million, or 30.0%, time or certificates of deposit ("CDs") less than $100,000 increased by $18.3 million, or 33.6%, CDs greater than $100,000 increased by $5.0 million, or 8.6%. The increase in average CDs resulted from the combination of enhanced marketing efforts and greater demand due to higher yields available in the Nashville market. During the three-month period ended March 31, 2001, the average rate paid on CDs increased by 75 basis points, the average rate on NOW and money market accounts increased by 37 basis points, and the average rate on Federal Home Loan Bank of Cincinnati (the "FHLB") borrowings increased 53 basis points.

     Interest expense increased by $1.1 million for the three months ended March 31, 2001, or 38.9%, to $4.0 million, compared with $2.9 million during the same period in 2000. The increase was due to a higher volume of interest-bearing deposits coupled with higher interest paid on deposits.

     For the three months ended March 31, 2001 and 2000, net interest margin (net interest income expressed as a percentage of average earning assets) was 4.41% and 4.66%, respectively. The decline in net interest margin resulted primarily from the Company's greater reliance on interest-bearing liabilities.

     The following tables present the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three and nine month periods ended September 30, 1999 and 1998. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans having a zero yield.

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------------------------------
                                                             2001                               2000
                                             ----------------------------------   ---------------------------------
                                               AVERAGE     INTEREST     AVERAGE     AVERAGE      INTEREST   AVERAGE
                                             OUTSTANDING    EARNED/      YIELD/   OUTSTANDING     EARNED/    YIELD/
                                               BALANCE        PAID        RATE      BALANCE        PAID       RATE
                                             ---------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Total loans ..........................     $ 280,946      $6,631       9.57%    $ 210,706      $ 4,968     9.43%
   Investment securities ................        68,942       1,188       7.02        74,155        1,243     6.75
Federal funds sold and Other temporary
   investments ..........................         4,820          67       6.02         3,773           52     5.78
                                              ---------      ------                ---------      -------
   Total interest earning assets ........       354,708       7,886       9.03       288,634        6,263     8.69
                                                              =====                               =======
   Less allowance for loan loses ........        (4,744)                              (4,219)
                                              ---------                            ---------
Total interest-earning assets, net of
      allowance for loan losses .........       349,964                              284,415
Nonearning assets .......................        17,366                               16,403
                                              ---------                            ---------
      Total assets ......................     $ 367,330                            $ 300,818
                                              =========                            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits .....     $  21,286      $  165       3.14%    $  16,379      $   123     3.00%
   NOW and money market accounts ........        92,507       1,076       4.72        82,547          898     4.35
   Time deposits ........................       136,183       2,155       6.42       112,904        1,601     5.67
   Federal funds purchased and
     securities sold under repurchase
     agreements..........................         2,584          29       4.56         1,153           16     5.43
     FHLB and other borrowings ..........        39,769         617       6.29        18,938          273     5.76
                                              ---------      ------                ---------      -------
Total interest-bearing liabilities ......       292,329       4,042       5.61       231,921        2,911     5.02
                                                             ======                               =======
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits ..        28,602                               20,078
   Other liabilities ....................         3,978                                2,462
                                              ---------                            ---------
      Total liabilities .................       324,909                              254,461
                                              ---------                            ---------
Shareholders' equity ....................        42,421                               46,357
                                              ---------                            ---------
Total liabilities and shareholders equity     $ 367,330                            $ 300,818
                                              =========                            =========
Net interest income .....................                    $3,844                               $ 3,352
                                                             ======                               =======
Net interest spread .....................                                 3.42%                               3.67%
                                                                          ====                                ====
Net interest margin .....................                                 4.41%                               4.66%
                                                                          ====                                ====

     The Management and the Asset Liability Committee of the Board of Directors ("ALCO") continues to review various strategies to enhance net interest income and improve the Company's funding, these include but are not limited to the use of interest rate swaps to better manage the Company's interest rate risks, the issuance of CDs within the Company, market place and brokered CDs, increased levels of borrowings from the FHLB, establishments of repurchase agreements with selected broker-dealer and the implementation of future leveraging strategies. At March 31, 2001, the Company had borrowings from the FHLB which totaled $39.7 million compared with $34.7 million, during the same period in 2000.

     Provision for loan and lease losses. During the three-month period ended March 31, 2000, the Company increased its provision for loan losses by $45,000 to $255,000, compared with $210,000 during the same period of 2000. Net charge-offs during the first quarter of 2001 were comprised of $50,000 gross charge-offs and recoveries of $11,000. There were no loans 90 days or more past due and still accruing interest at March 31, 2001 or March 31, 2000. At March 31, 2001 and December 31, 2000, the allowance for loan losses aggregated $4.8 million and $4.6 million, or 1.74% and 1.71% of total loans, respectively.

     Non-Interest Income. For the three months ended March 31, 2001, non-interest income increased by $153,000 or 24.8% to $771,000, from $618,000 for the same period in 2000. Included in non-interest income were increase of $34,000 in investment center income and $61,000 in service charge income. The increase in investment center income reflects the Company's continued efforts to expand the investment services division through its relationship with LMFP.

     Non-Interest Expense. During the quarter ended March 31, 2001, non-interest expense increased by $558,000, or 23.1% to $3.0 million, compared with $2.4 million for the first quarter of 2000. This increase was the result of a $383,000 rise in salaries and employee benefits related to the overall increase in Company staff. Additional increases were reflected in the areas of advertising, data processing, audit tax and accounting expense and other operating expenses. The Company anticipates that pursuant to its expansion and growth plans additional expenses may be anticipated in these and other areas.

     The increase in other noninterest expenses resulted primarily from higher expenses related to expansion of the Company's commercial and home equity loan programs and the addition of the residential mortgage division. At March 31, 2001, the Company had 100 employees compared with 81 employees at March 31, 2000. Plans for the remainder of year 2001 include continued expansion in lending and support areas of the Company's commercial banking activities, expansion of consumer banking services and the Company's investment center services. Additionally, the Company has commenced the process of selecting a new core processing system, which Management anticipates will be operational during the second half of the year. To offset some of the costs associated with the new core processing system, the Company intends to further leverage its capital position by investing in investment securities and funding such investments with increased borrowings from the FHLB.

         The Company outsources certain non-core competencies. Item processing and imaging functions have been outsourced to The Intercept Group, Inc. (Nasdaq:
ICPT) a developer of fully integrated electronic commerce products and services primarily for community financial institutions. The internal audit function has been outsourced to the Nashville-based certified public accounting firm of Kraft Brothers, Esstman Patton & Harrell, PLLC. The accounting and financial reporting functions have been outsourced to the Nashville-based firm of Williams, Crosslin, Sparks & Vaden, P.C. an independent member of the BDO Seidman Alliance. The relationship with these certified independent public accounting firms provides the Company with access to both the resources of large national accounting and consulting firms while at the same time receiving the individualized attention and fee structure of provided by a local firm.

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

         Management is of the opinion that by outsourcing non-core competencies to professional organizations with expertise in their respective field of operations, it can avail itself of professional skills and state-of-the-art systems and technologies that would otherwise not be cost efficient because of economies of scale. The Company believes that these outsourcing agreements have allowed it to remain a customer driven organization, while at the same time continue improving the quality of its management information systems, the timeliness of reports needed by management to run the organization and better control over non-interest expenses. Management reviews the costs effectiveness of such outsourcing agreements on an ongoing basis.

     Income Taxes. During the three months ended March 31, 2001, the Company recorded provision for income taxes of $533,000, compared with $510,000 during the same period in 2000. The effective tax rate for each three-month period was 38.5% and 38.0%, respectively.

FINANCIAL CONDITION

     Total assets at March 31, 2001, were $370.0 million, an increase of $15.4 million, or 4.3%, from December 31, 2000. This increase was due to an $8.2 million increase in total loans outstanding and an increase of $9.8 million in securities available for sale, which was partially offset by $4.8 million decrease in federal funds sold.

     Loan Portfolio. Total loans increased to $277.9 million or 2.7% at March 31, 2001, from $270.6 million at December 31, 2000. The growth in total loans reflected the local economic conditions and the Company's investment in loan production capacity. At March 31, 2001 and December 31, 2000, the ratio of total loans to total deposits was 98.8% and 99.1%, respectively. For the same periods, total loans represented 75.3% and 76.3% of total assets, respectively.

         During the three months ended March 31, 2001, the Company reclassified its loan portfolio to reflect the business purpose of the loans and reclassified the categorization at December 31, 2000 for comparative purposes. Such reclassifications do not affect earnings. The Company's loan portfolio records were historically classified by collateral codes. At March 31, 2001, the Company's commercial lease portfolio included $9.9 million in commercial leases originated by TBON Leasing and $5.8 million originated by customers of the Bank. These figures compare with $9.3 million and $5.3 million, at December 31, 2000, respectively.

     The following table summarizes the Company's loan portfolio, net of unearned income, by type of loan:

                                                  AS OF MARCH 31, 2001      AS OF DECEMBER 31, 2000
                                                 ---------------------     -------------------------
                                                   AMOUNT      PERCENT       AMOUNT          PERCENT
                                                 ---------     -------     ---------         -------
                                                                (DOLLARS IN THOUSANDS)
Commercial
   Loans ...................................     $ 110,657      39.8%      $ 103,245           38.1%
   Leases ..................................        15,706       5.7          14,734            5.4
                                                 ---------      ----       ---------           ----
     Total commercial loans and leases .....       126,383      45.5         117,979           43.5

Real estate mortgage
   Residential .............................        10,378       3.7          10,406            3.9
   Commercial ..............................        70,825      25.5          76,537           28.3
                                                 ---------      ----       ---------           ----
     Total real estate mortgage ............        81,203      29.2          86,943           32.2

Real estate construction
   Residential .............................         4,430       1.6           6,522            2.4
   Commercial ..............................        34,823      12.5          31,377           11.6
                                                 ---------      ----       ---------           ----
     Total real estate construction ........        39,253      14.1          37,899           14.0

Consumer and other .........................        31,048      11.2          27,747           10.3
                                                 ---------      ----       ---------           ----
Gross loans and leases .....................       277,867     100.0%        270,568          100.0%
                                                 ---------                 ---------
   Less: allowance for loan and lease losses        (4,838)                   (4,622)
                                                 ---------                 ---------
      Net loans and leases .................     $ 273,029                 $ 265,946
                                                 =========                 =========


     Non-Performing Assets. At March 31, 2001, non-performing assets, including non-accrual loans, restructured loans and other real estate owned, were $1.8 million, compared with $1.3 million at December 31, 2000. The Company maintains an allowance for loan losses at a level which, in management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of each reporting period. Consideration in establishing the allowance includes historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans or leases, the level of non-performing assets and current and forecasted economic conditions.

     At March 31, 2001 and December 31, 2000, loans on nonaccrual status amounted to $1.2 million and $776,000, respectively. The effect of nonaccrual loans was to reduce interest income by approximately $124,000 for the three month period ended March 31, 2001 and $219,000 in 2000. At March 31, 2001, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at March 31, 2001 and December 31, 2000.

     At March 31, 2001, and December 31, 2000, the Company had nine and eight impaired loans totaling $1.2 million and $985,000, respectively. At March 31, 2001, the Company had $16,000 in specific reserve allocated against one of the nine impaired loans. At December 31, 2000, the Company had $96,000 in specific reserve allocated against two of the eight impaired loans.

     Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected, any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three months ended March 31, 2001 or the year 2000.

     At March 31, 2001, other potential problem loans were $546,000 compared with $429,000 at December 31, 2000. Other potential problem loans consist of loans that are not currently considered non-performing, but where information about possible credit problems has caused the Company to have concerns as to the ability of the borrower to fully comply with present repayment terms. These loans and others, which may not be presently identified, could become future non-performing assets, depending on economic changes and future events.

     At March 31, 2001, non-performing assets were $1.8 million, compared with $1.3 million at December 31, 2000. The composition of non-performing assets at March 31, 2001, was 66.5% in non-accrual loans, 13.2% in repossessed equipment, and 20.2% in other real estate owned, compared with 57.7% in non-accrual loans, 15.8% in reposed assets and 26.4% in other real estate owned, at December 31, 2000.

     The following table presents information regarding non-performing assets at the periods indicated:

                                                                      AS OF           AS OF
                                                                     MARCH 31,     DECEMBER 31,
                                                                       2001           2000
                                                                     ---------       ---------
                                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans ...............................................     $   1,167       $     776
Repossessed equipment ..........................................           232             213
Other real estate owned ........................................           355             355
                                                                     ---------       ---------
      Total non-performing assets ..............................     $   1,754       $   1,344
                                                                     =========       =========
Non-performing assets to total loans and other real estate .....          0.63%           0.49%
Non-performing assets to total assets...........................          0.47            0.38

     Allowance for Loan Losses. At March 31, 2001 and December 31, 2000, the allowance for loan losses aggregated $4.8 million and $4.6 million, or 1.74% and 1.71% of total loans, respectively. The level of the allowance for loan losses and the amount of the provision are determined on a quarter-by-quarter basis. However, given the inherent uncertainties in the estimation process, no assurance can be given as to the adequacy or the ultimate amount of the allowance at any future date. As of March 31, 2001, the allocated and unallocated portions of the allowance were $3.6 million and $1.2 million, respectively. The unallocated portion of the reserve represented 25% at March 31, 2001 compared with 23% at December 31, 2000. Presently, management is of the opinion that the reserves are appropriate considering the current level of loans and overall asset quality reflected in the portfolio. For the three months ended March 31, 2001, net loan charge-offs were $39,000 or 0.01% of average loans outstanding, compared with net charge-offs of $696,000 or 0.31% of average loans outstanding for the year ended December 31, 2000.

    The following table presents an analysis of the allowance for loan losses and other related data:

                                                                      AS OF           AS OF
                                                                     MARCH 31,     DECEMBER 31,
                                                                       2001           2000
                                                                     ---------       ---------
                                                                      (DOLLARS IN THOUSANDS)
      Average loans outstanding ................................     $ 280,946       $ 235,432
                                                                     =========       =========
      Total loans outstanding at end of period .................     $ 278,737       $ 270,568
                                                                     =========       =========
      Allowance for loan and lease losses at beginning of period     $   4,622       $   4,062
      Provision for loan losses ................................           255           1,256

      Charge-offs:
          Commercial loans .....................................            --            (678)
          Commercial leases ....................................           (22)            (94)
          Real estate - mortgage ...............................            --             (11)
          Real estate - construction ...........................           (11)             --
          Consumer and other ...................................           (17)            (31)
                                                                     ---------       ---------
             Total charge-offs .................................           (50)           (814)

      Recoveries:
          Commercial loans .....................................            11              90
          Commercial leases ....................................            --              20
          Real estate - mortgage ...............................            --              --
          Real estate - construction ...........................            --              --
          Consumer and other ...................................            --               8
                                                                     ---------       ---------
            Total recoveries ...................................            11             118
                                                                     ---------       ---------
      Net loan (charge-offs)/ recoveries .......................           (39)           (696)
                                                                     ---------       ---------
      Allowance for loan and lease losses at end of period .....     $   4,838       $   4,622
                                                                     =========       =========
      Ratio of allowance to end of period total loans ..........          1.74%           1.71%
      Ratio of net loan charge-offs to average loans ...........          0.01            0.31
      Ratio of allowance to end of period non-performing loans .        414.57          595.62

     Securities. At March 31, 2001, the securities portfolio totaled $72.6 million, an increase of $9.8 million or 15.6% from $62.8 million at December 31, 2000. This increase was primarily due to purchases of securities in connection with the company's leverage strategy to increase revenue necessary to offset higher expenses related to the company's new core processing system which is expected to be in operation the second half of 2001. At March 31, 2001 and December 31, 2000, the Company maintained the entire investment portfolio classified as available for sale in an effort to better manage its interest rate risk and liquidity position.

      Deposits. At March 31, 2001, total deposits increased by $8.1 million or 3.0%, to $281.1 million, from $273.0 million at December 31, 2000. The increase in deposits was comprised of a $4.2 million increase in CDs greater than $100,000, a $2.0 million increase in non-interest-bearing demand deposits, a $2.8 million increase in NOW accounts and a $2.6 million increase in CD's less than $100,000. These increases were partially offset by a $3.6 million decrease in money market account balances.

     Non-interest-bearing deposits at March 31, 2001 increased by $2.0 million or 7.2% to $29.9 million from $27.9 million at December 31, 2000. The Company's ratios of noninterest-bearing demand deposits to total deposits for March 31, 2001 and December 31, 2000 were 10.6% and 10.2%, respectively. Core deposits, a relatively stable funding base, comprised 76.4% of total deposits at March 31, 2001, and 77.3% at December 31, 2000. Core deposits represent total deposits excluding CDs greater than $100,000.

     The Company considers CDs as a stable means of supporting loan growth. The Company believes that based on its historical experience, its large CDs have core-type characteristics. The Company anticipates that this source of funding will continue to be a factor in sustaining the Company's projected asset growth.

     Federal Home Loan Bank and Other Borrowings. At March 31, 2001, the Company had four, five-year loans totaling $39.7 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The loans bear interest at the average rate of 5.7% per annum. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Total borrowed funds increased $5.4 million at March 31, 2001 from December 31, 2000. At March 31, 2001 and December 31, 2000, the Company had available for its use $89.3 million and $71.4 million, respectively, of short term unsecured lines of credit. Such short-term lines serve as temporary liquidity sources for unanticipated loan and investment funding needs. These lines facilitate federal funds borrowings and bear a rate that is equal to the current rate for federal funds purchased.

     Capital Resources. Total shareholder's equity increased by $351,000 to $42.6 million at March 31, 2001, from $42.3 million at December 31, 2000. Unrealized gains on securities available for sale, net of taxes were $502,000 at March 31, 2001, compared with $60,000 at December 31, 2000. The change in shareholders' equity was net of 30,000 shares of common stock which were repurchased during the three months ended March 31, 2001 pursuant to the Company's stock repurchase program. At March 31, 2001 total shareholders' equity as a percentage of total assets declined to 11.51% from 11.91%, due to the stock buy-backs, dividends paid, and a 4.3%, increase in total assets during the three-month period ending March 31, 2001. These were partially offset by net income of $851,000 and $502,000 in accumulated other comprehensive income.

     The Company reported dividend payments of $595,000 during the first three months of 2001 compared with $662,000 for the same period in 2000. The total dividend payments during the first three months of 2001 were $0.17 per share, which compares with total dividend payments of $0.17 per share for the same period of 2000.

     The Company's capital ratios continued to exceed regulatory requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of March 31, 2001 to the minimum and well-capitalized regulatory standards:

                                                                    ACTUAL
                                                                    RATIO AT
                                           MINIMUM       WELL       MARCH 31,
                                           REQUIRED   CAPITALIZED     2001
                                           --------   -----------   ---------
     THE COMPANY
        Leverage ratio (1) ..............    3.00%        N/A         11.91%
        Tier 1 risk-based capital ratio .    4.00         N/A         14.35
        Total capital ratio .............    8.00         N/A         15.60

     THE BANK
        Leverage ratio (1) ..............    3.00%        5.00%        8.95%
        Tier 1 risk-based capital ratio .    4.00         6.00        10.63
        Total capital ratio .............    8.00        10.00        11.89

----------------------------

(1) The Federal Reserve Board may compel the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the previously disclosed market risk information in the Company's Form 10-K for the year ended December 31, 2000. See Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity."

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5.    OTHER INFORMATION

           Not applicable

ITEM 6A.   EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBIT
   NUMBER                          IDENTIFICATION OF EXHIBIT
   ------                          -------------------------

    11     --  Computation of Earnings Per Common Share, included as Note (F)
               to the Interim Condensed Consolidated Financial Statements on
               Page 7 of this Form 10-Q.

ITEM 6B. THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED MARCH 31, 2001.

         Not applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMMUNITY FINANCIAL GROUP, INC.
                                    Registrant



Date: May 15, 2001                  By: /s/ J. HUNTER ATKINS
                                    --------------------------------------------
                                                 J. HUNTER ATKINS
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER



Date: May 15, 2001                  By: /s/ ATTILIO F. GALLI
                                    --------------------------------------------
                                                  ATTILIO F. GALLI
                                              CHIEF FINANCIAL OFFICER