Form 10-Q
period 2001-06-30
COMMUNITY FINANCIAL GROUP INC
filed 2001-08-15
CIK 852677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended June 30, 2000

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934

Commission file number 000-28496
________________________

Community Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1626938
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

401 Church Street, Suite 200
Nashville, Tennessee 37219-2213
 (Address of principal executive offices including zip code)

(615) 271-2000
 (Registrant's telephone number, including area code)
________________________

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $6.00 per share
(Title of class)
________________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ].

    As of August 6, 2001, the number of outstanding shares of Common Stock, par value $6.00 per share was 3,133,790.

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
	June 30, 2001	December 31, 2000
ASSETS
Cash and due from banks	$ 14,760	$ 10,738
Federal funds sold and other temporary investments	15,800	8,300
Investment securities available-for-sale	104,790	62,775
Residential mortgages available-for-sale	1,780	--
Loans and leases held for investment (net of unearned income of $2,961 at June 30, 2001 and $2,886 at December 31, 2000)
Commercial loans	116,135	103,245
Commercial leases	15,170	14,734
Real estate - mortgage loans	100,760	86,943
Real estate - construction loans	46,148	37,899
Consumer loans	30,109	27,747
Loans and leases, net of unearned income	308,322	270,568
Less: allowance for loan and lease losses	(4,962)	(4,622)
Total net loans and leases held for investments	303,360	265,946
Premises and equipment, net	3,697	3,471
Accrued interest receivable and other assets	3,280	3,390
Total assets	$ 447,467	$ 354,620
	========	=======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 36,649	$ 27,866
NOW accounts	26,628	21,074
Money market accounts	89,803	91,447
Time deposits less than $100,000	95,277	70,636
Time deposits greater than $100,000	75,247	62,013
Total deposits	323,604	273,036
Federal Home Loan Bank and other borrowings	80,638	36,236
Accounts payable and accrued liabilities	4,246	3,067
Total liabilities	408,488	312,339
Commitments and contingencies (Note J)	--	--
Shareholders' equity:
Common stock, $6 par value; authorized 50,000,000 shares; issued and outstanding shares 3,139,143 at June 30, 2001 and 3,425,850 at December 31, 2000	18,835	20,555
Additional paid-in capital	11,137	13,507
Retained earnings	8,695	8,159
Accumulated other comprehensive income, net of tax	312	60
Total shareholders' equity	38,979	42,281
Total liabilities and shareholders' equity	$ 447,467	$ 354,620
	========	========

See accompanying notes to consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Interest income:
Interest and fees on loans	$ 6,806	$ 5,421	$ 13,437	$ 10,389
Federal funds sold and other temporary investments	139	72	206	126
Interest on investment securities:
U.S. government agency obligations	1,456	1,176	2,515	2,349
States and political subdivisions, tax-exempt	19	29	48	58
Other securities	36	82	136	120
Total interest income	8,456	6,780	16,342	13,042
Interest expense:
Interest bearing demand deposits	1,133	1,178	2,374	2,199
Time deposits less than $100,000	1,378	859	2,545	1,621
Time deposits greater than $100,000	1,041	1,032	2,029	1,870
Federal Home Loan Bank and other borrowings	781	243	1,398	516
Federal funds purchased	19	52	48	68
Total interest expense	4,352	3,364	8,394	6,274
Net interest income	4,104	3,416	7,948	6,768
Provision for loan losses	687	237	942	447
Net interest income after provision for loan losses	3,417	3,179	7,006	6,321
Noninterest income:
Service charges on deposit accounts	385	228	651	433
Investment center income	404	351	803	716
Mortgage origination fees	101	--	130	--
Gain/(Loss) on sale of investment securities, net	31	--	31	(34)
Other noninterest income	19	81	96	162
Total noninterest income	940	660	1,711	1,277
Noninterest expense:
Salaries and employee benefits	1,706	1,356	3,394	2,661
Occupancy	417	335	669	717
Advertising	122	141	178	183
Audit, tax and accounting	118	58	179	113
Data processing	46	46	125	96
Other noninterest expense	551	530	1,391	1,113
Total noninterest expense	2,960	2,466	5,936	4,883
Income before provision for income taxes	1,397	1,373	2,781	2,715
Provision for income taxes	534	522	1,067	1,032
Net income	$ 863	$ 851	$ 1,714	$ 1,683
	=======	=======	=======	=======
Earnings per common share:
Basic	$ 0.26	$ 0.23	$ 0.51	$ 0.45
Diluted	$ 0.26	$ 0.23	$ 0.51	$ 0.45
Weighted average shares outstanding:
Basic	3,284,796	3,632,421	3,350,506	3,753,737
Diluted	3,305,656	3,649,111	3,366,625	3,784,693

See accompanying notes to consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND
OTHER COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands, except share data)
(Unaudited)
	Common Stock Shares At Par		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss) net of tax	Total
Balance at January 1, 2000	3,923,640	$ 23,542	$ 17,381	$ 7,379	$ (987)	$ 47,315
Comprehensive income:
Net income	--	--	--	1,683	--	1,683
Other comprehensive loss	--	--	--	--	(75)	(75)
Total comprehensive income	--	--	--	--	--	1,608
Issuance of common stock	73,603	441	272	--	--	713
Repurchase of common stock	(446,000)	(2,676)	(3,357)	--	--	(6,033)
Cash dividends	--	--	--	(1,311)	--	(1,311)
Balance at June 30, 2000	3,551,243	$ 21,307	$ 14,296	$ 7,751	$ (1,062)	$ 42,292
	========	=======	========	========	========	========

Balance at January 1, 2001	3,425,850	$ 20,555	$ 13,507	$ 8,159	$ 60	$ 42,281
Comprehensive income:
Net income	--	--	--	1,714	--	1,714
Other comprehensive loss	--	--	--	--	252	252
Total comprehensive income	--	--	--	--	--	1,966
Issuance of common stock	7,363	44	50	--	--	94
Repurchase of common stock	(294,070)	(1,764)	(2,420)	--	--	(4,184)
Cash dividends	--	--	--	(1,178)	--	(1,178)
Balance at June 30, 2001	3,139,143	$ 18,835	$ 11,137	$ 8,695	$ 312	$ 38,979
	========	========	========	========	========	========

See accompanying notes to consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Interest received	$ 16,342	$ 12,922
Fees received	1,454	1,277
Interest paid	(8,394)	(5,854)
Cash paid to suppliers and associates	(5,936)	(6,325)
Net cash provided by operating activities	3,466	2,020
Cash flows from investing activities:
Maturities of securities available for sale	3,074	6,074
Sales of securities available for sale	10,167	1,397
Purchases of securities available for sale	(54,745)	(12,129)
Loans and leases originated by customers, net	(39,534)	(26,404)
Capital expenditures	(380)	(217)
Net cash provided by investing activities	(81,418)	(31,279)
Cash flows from financing activities:
Net increase in demand deposits, NOW and money market accounts	12,693	5,103
Net increase in certificates of deposit	37,647	31,983
Repayment of advance from Federal Home Loan Bank	(20,048)	(10,000)
Advances from the Federal Home Loan Bank and other borrowings	64,450	1,819
Net proceeds from issuance of common stock	94	713
Repurchase of common stock	(4,184)	(6,033)
Cash dividends paid	(1,178)	(1,311)
Net cash provided by financing activities	89,474	22,274
Net (decrease) increase in cash and cash equivalents	11,522	(6,985)
Cash and cash equivalents at beginning of period	19,038	20,783
Cash and cash equivalents at end of period	$ 30,560	$ 13,798
	=======	=======
Reconciliation of net income to net cash provided by operating activities:
Net income	1,714	1,683
Adjustments to reconcile net income to net cash provided by operating activities:
Gain/(loss) on sale of investment securities	(31)	34
Depreciation and amortization	154	325
Provision for loan losses	942	447
Provision for deferred taxes	(341)	(198)
Gain on sale of foreclosed assets	85	--
Stock dividend income	(35)	(61)
Changes in assets and liabilities:
Decrease/(increase) in accrued interest receivable and other assets	36	(840)
Increase in accounts payable and accrued liabilities	942	630
Net cash provided by operating activities	$ 3,466	$ 2,020
	=======	=======
Supplemental Disclosure
Non Cash Transactions:
Change in unrealized gain/(loss) on securities available for sale and derivative financial instruments, net of tax	$ 252	$ (75)
Cash paid for:
Income taxes	$ 491	$ 1,333

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited consolidated financial statements include the accounts of CFGI, the Bank, and its subsidiaries TBON Title and T BON Leasing, the operations of which are collectively referred herein as the Company. All material intercompany accounts and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with general practices within the banking industry and accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2001 and December 31, 2000; the Company's consolidated results of operations for the three and six months ended June 30, 2001 and June 30, 2000; the consolidated statements of shareholders' equity and comprehensive income for the six months ended June 30, 2001 and June 30, 2000; and, the consolidated cash flows for the six months ended June 30, 2001 and June 30, 2000. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The December 31, 2000 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

The interim unaudited consolidated financial statements and notes thereto, should be read in conjunction with the Company's annual report on Form 10-K for the year-ended December 31, 2000. The results for the interim period are not necessarily indicative of results to be expected for the complete calendar year.

B.    INVESTMENT SECURITIES

Securities with an aggregate fair market value of $98.6 million at June 30, 2001, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

C.    RESIDENTIAL MORTGAGE LOANS

Residential mortgage loans held for sale are reflected on the balance sheet at lower cost or market. The market value used is based on the acquisition price by third party investors.

D.    ALLOWANCE FOR LOAN LOSSES

        An analysis of the changes in the allowance for loan and lease losses follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Balance, beginning of period	$ 4,838	$ 4,622
Provision charged to operations	687	942
Loans charged off	(603)	(653)
Recoveries	40	51
Balance, end of period	$ 4,962	$ 4,962
	=======	=======
Allowance ratios are as follows:
Balance, to loans and leases outstanding, end of period	1.61%	1.61%
Net charge-offs to average loan and lease losses (annualized)	0.75	0.42

E.    INCOME TAXES

Actual income tax expense for the three months ended June 30, 2001 and 2000, respectively, differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Computed "expected" tax expense	$ 475	$ 467	$ 946	$ 923
State tax expense, net of federal benefit	48	55	69	109
Other	11	--	52	--
Total income tax expense	$ 534	$ 522	$ 1,067	$ 1,032

Significant temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,	As of December 31,
	2001	2000
Deferred tax assets:
Deferred fees, principally due to timing differences in the recognition of income	$ 287	$ 278
Net operating loss carry forwards	218	218
Loans, principally due to provision for loan losses	416	421
Premises and equipment, principally due to differences in depreciation methods	8	49
Other	227	--
Total gross deferred tax assets	1,156	966

Deferred tax liabilities:
Unrealized gain on securities available for sale	(208)	(37)
Discount on investment securities deferred for tax purposes	(134)	(99)
Leases, principally due to difference in basis acquired and the recognition of income	(345)	(260)
Federal Home Loan Bank stock dividend and other liabilities	(209)	(140)

Total gross deferred tax liabilities	(896)	(536)

Net deferred tax assets	$ 260	$ 430
	======	=======

F.    EARNINGS PER COMMON SHARE

Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The Company had outstanding stock options totaling 438,571 and 423,327 shares at June 30, 2001 and December 31, 2000, respectively. The following table is a reconciliation of average shares outstanding used in calculating basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$ 863	$ 851	$ 1,714	$ 1,683
	=====	=====	======	======
Weighted-average common shares outstanding	3,285	3,632	3,351	3,754
Dilutive common shares from options	21	17	16	31
Weighted-average diluted shares outstanding	3,306	3,649	3,367	3,785
	=====	=====	=====	=====
Antidilutive options	175	175	175	175
	=====	=====	=====	=====
Net income per share:
Basic	$ 0.26	$ 0.23	$ 0.52	$ 0.45
Diluted	$ 0.26	$ 0.23	$ 0.52	$ 0.45

G.     COMPREHENSIVE INCOME

During the three and six months ended June 30, 2001 and 2000, the only component of comprehensive income, other than net income, is changes in unrealized gains or losses on investment securities available for sale and derivative financial instruments, net of taxes.

H.     RECLASSIFICATIONS

During the first quarter 2001, the Company reclassified its loan portfolio to reflect the business purpose of the loans and reclassified the categorization at December 31, 2000 for comparative purposes. Such reclassifications do not affect earnings. The Company's loan portfolio records were historically classified by collateral codes.

I.     NEW ACCOUNTING PRONOUNCEMENTS

Derivative Financial Instruments. On January 1, 2001, the Company adopted FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to (i) hedge exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, (ii) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or (iii) hedge foreign currency exposure. As of January 1, 2001, the Company had no derivative instruments other than certain investment securities available for sale, which are already recorded at their fair value. Accordingly, the adoption of SFAS No. 133 did not impact the Company's results of operations, cash flows, or financial position.

On March 26, 2001, the Company entered into a $10.0 million interest rate swap which matures on October 17, 2008 under which the Company will pay the counterparty a variable rate of three-month LIBOR plus five basis points and will receive a fixed rate of 6.00%. Interest payments are settled and variable rates reset quarterly. The counter party has the option to terminate the swap, in whole or in part, on April 17, 2002 and semi-annually thereafter. Management designated the interest rate swap as a fair value hedge of $10.0 million of brokered time deposits issued by the Company on March 26, 2001. The 6.00% fixed rate, brokered time deposits mature on October 17, 2008 and are callable by the Company on March 26, 2002 and semi-annually thereafter. In the second quarter of 2001, the Company recorded an unrealized loss of $237,000 for the market value adjustment on this fair value hedge instrument that was offset by a $237,000 decrease in the market value of the 6.00% fixed rate, brokered time deposits.

On May 24, 2001, the Company entered into a $15.0 million interest rate swap agreement which matures on November 25, 2002 under which the Company will pay the counterparty a fixed rate of 4.53% and will receive a variable rate of three-month LIBOR less 6 basis points. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $15 million of $25 million in Federal Home Loan Bank advances entered into by the Company on May 24, 2001. Such advances bear a variable interest rate of three-month LIBOR less 6 basis points, reset quarterly, and mature on May 24, 2003. For the second quarter of 2001, the cash flow hedge of long-term debt resulted in a decrease of $30,000 in other comprehensive income, net of taxes, with a $49,000 offset to unrealized derivative loss.

The high degree of effectiveness of the Company's derivative financial instruments resulted in no impact to consolidated net income for the three months ended June 30, 2001.

Business Combinations, Goodwill, and Intangible Assets. On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 amends APB Opinion No. 17, Intangible Assets, by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.

The provisions of SFAS No. 141 are effective immediately and SFAS No. 142 will be effective January 1, 2002. At June 30, 2001, the Company had amortized all goodwill. The impact of the adoption of these statements is not expected to have a material impact on the Company's financial statements upon adoption.

Allowance for Loan and Lease Losses. In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") released Staff Accounting Bulletin No. 102, ("SAB 102"), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides certain views of the staff on the development, documentation, and application of a systematic loan loss allowance methodology.

SAB 102 does not change any of the accounting profession's existing rules on accounting for loan loss provision or allowances. Rather, the SAB draws upon existing guidance, Commission rules and interpretations, generally accepted accounting principles, and generally accepted auditing standards, and explains certain views of the staff in applying existing guidance related to loan loss allowance methodologies and supporting documentation. SAB 102 is effective immediately. The Company does not expect SAB 102 to have a significant impact on its financial statements.

Asset Retirement Obligations. In July 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations: ("SFAS No. 143"). That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company has not determined the impact of adopting this standard.

J.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which accounting principles generally accepted in the United States of America do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At June 30, 2001 and December 31, 2000, the Company had unfunded commitments to extend credit totaling $94.1 million and $71.5 million, respectively. Additionally, the Company had standby letters of credit of $5.9 million and $5.6 million as of June 30, 2001 and December 31, 2000, respectively.

The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three-month period ended June 30, 2001, totaled approximately $1.5 million, the required balance at June 30, 2001 was $250,000. Management is of the opinion that the vault cash balances maintained are adequate.

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

  Increased competition for deposits and loans adversely affecting rates and terms;

  The Company's ability to identify suitable acquisition candidates;

  The timing, impact and other uncertainties of the Company's ability to enter new markets successfully and capitalize on growth opportunities;

  Increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

  The failure of assumptions underlying the establishment of and provisions made to the allowance for loan and lease losses;

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

The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Overview

Community Financial Group, Inc. is a registered bank holding company under the Federal Reserve Holding Company Act of 1956, as amended. CFGI owns the Bank of Nashville and its subsidiaries. The Bank owns TBON-Mooreland Joint Venture, LLC and a majority interest in Machinery Leasing Company of North America, Inc.

The following discussion compares the Company's financial condition at June 30, 2001 and December 31, 2000, and results of operations for the three and six-month periods ending June 30, 2001, and 2000 respectively. The purpose of the discussion is to focus on important factors affecting the Company's financial condition and results of operations.

The Bank operates from its main office at 401 Church Street, Nashville, Tennessee as well as three full-service branches located at the Glendale Center in Green Hills, Maryland Farms in Brentwood and Gallatin Road in Hendersonville. The Company has received regulatory approval to establish a fifth branch office in the Cool Springs area which is expected to open during the second half of 2001. In January 2001, the Company expanded its presence in downtown Nashville through the addition of 11,000 square feet of contiguous space in the building adjacent to its main location. Management plans to continue to seek attractive branch locations to further expand its delivery systems and increase its market share.

Additional banking services are provided through full-service mobile branches, "Bank-on-Call," which was established in 1996 and has expanded in each subsequent year. Bank-on-Call provides the convenience of "at your door" banking service to customers. Additionally, the Bank has expanded its delivery systems through full-service ATMs, cash dispensers, cash management services, and "Bank-on-Line" Internet banking services. The Company has offered Internet banking services to its consumer clients since early 1999 including a complete array of Net-based banking services for commercial customers comprising basic internet banking, bill payment services as well as full cash management services including ACH origination and wire transfers.

During the second quarter of 2001, the Company continued the expansion of its leasing business through TBON Leasing and its investment services through the Bank of Nashville Investment Group and its relationship with Legg Mason Financial Partners, Inc. ("LMFP"). Additionally, in January 2001, the Company established TBON Mortgage as an operating division of the Bank, primarily to originate and sell, on a servicing released basis, residential mortgages. Origination volume for the second quarter of 2001 was $9.2 million, of which $1.0 million was retained in portfolio, $6.4 million was sold to third party investors, and $1.8 million remained available for sale.

During 1999 and 2000, the Company approved and implemented two separate stock repurchase plans. As of June 30, 2001, the Company had repurchased a total of 1,178,070 shares pursuant to such plans. An additional 121,930 shares remain available for repurchase under the second plan that expires December 31, 2001.

The primary lending focus of the Company is on small and medium-sized commercial businesses, construction and land development, residential mortgages and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short- to medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

Generally, the Company's commercial loans are underwritten in the greater Nashville metropolitan area on the basis of the borrower's ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets. Highly liquid or current assets primarily collateralize working capital loans whereas long-term assets primarily collateralize term loans.

A substantial portion of the Company's real estate loans consists of loans collateralized by real estate and other assets of commercial customers. Additionally, a portion of the Company's residential lending activity consists of the origination of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company's primary market area. The Company offers a variety of mortgage loan products which generally are for terms of five to 30 years. The majority of the residential loans are closed on the Company's books but sold to third party investors on a servicing released basis.

The Company also provides residential and commercial construction financing to builders and developers. Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

Residential construction financing to builders generally has been originated in amounts not exceeding 80% of appraised value. The Company requires a mortgage title binder and builder's risk insurance in the amount of the loan. The contractual loan payment periods for residential construction loans are generally for a six to twelve month period.

Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home equity lines of credit ("HELOCS"), home improvement loans, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of the loan.

The Company outsources certain non-core competencies. Currently, item processing and imaging functions have been outsourced to The Intercept Group, Inc. In June 2001, the Company entered upon an agreement with Fiserv (Nasdaq: "FISV") a leading technology firm to provide data and item processing as well as imaging services commencing during the first quarter of 2002. The accounting and financial reporting as well as the internal audit functions have been outsourced to the Nashville-based certified public accounting firm of Kraft Brothers, Esstman Patton & Harrell, PLLC. The relationship with this certified independent public accounting firm provides the Company with access to both the resources of large national accounting and consulting firms while at the same time receiving the individualized attention and fee structure of provided by a local firm.

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

General. Net income for the quarters ended June 30, 2001 and 2000 was $863,000 and $851,000, respectively. Basic and diluted EPS for the three months ended June 30, 2001 were $0.26 compared with $0.23 respectively, for the same in 2000. Net income for the six months ended June 30, 2001 and 2000 remained unchanged at $1.7 million. Basic and diluted EPS for the six months ended June 30, 2001 were $0.51 compared with $0.45 respectively, for the same period in 2000.

At June 30, 2001, total assets and net loans were $447.5 million and $303.4 million, respectively, compared with $354.6 million and $265.9 million, respectively, at December 31, 2000. Total liabilities and total shareholders' equity at June 30, 2001, were $408.5 million and $39.0 million, respectively, compared with $312.3 million and $42.3 million, respectively, at December 31, 2000.

The Company's annualized return on average assets was 0.87% for the six months ended June 30, 2001, and 1.09% for the same period in 2000. The decrease in the return on average assets resulted from greater income derived from investments securities which generally have lower yields than loans, and reduced yield on loans resulting from a declining interest rate environment. The increase in investment income resulted of the Company's leveraged strategy designed to offset the decline in interest income on loans and the costs associated with the new core processing system. Annualized return on average equity was 8.19% for the six months ended June 30, 2001, compared with 7.39% for the same period in 2000. The increase in annualized return on average equity reflected the Company's increased net income and a reduction in average equity that resulted from the Company's stock repurchase program.

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

For the three months ended June 30, 2001, net interest income increased by $688,000 or 20.1% to $4.1 million compared with $3.4 million for the same period in 2000. The increase in net interest income during the three-month period ended June 30, 2001 was due to a 35.1% increase in the volume of average earning assets, which was partially offset by a 69 basis points decline in the rate earned on average assets. While these changes were partially offset by a 38.2% increase in average interest-bearing liabilities, the cost of such liabilities declined by 35 basis points as a result of declining interest rates prevalent during the period and a shift in the funding mix, with greater dependency on floating rate borrowings from the Federal Home Loan Bank of Cincinnati (the "FHLB").

For the six months ended June 30, 2001 net interest income increased by $1.2 million, or 17.4%, to $8.0 million as a result of a 29.2% increase in average earning assets. This increase was partially offset by a 30 basis point decrease in the rate earned on such assets and a 4 basis points increase in the rates paid on average interest-bearing liabilities.

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three and six-month periods ended June 30, 2001 as compared with June 30, 2000. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

	Three months ended June 30,			Six months ended June 30,
	2001 vs. 2000			2001 vs. 2000
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$ 2,786	$ (1,401)	$ 1,385	$ 3,743	$ (695)	$ 3,048
Taxable securities	718	(484)	234	387	(205)	182
Tax-exempt securities	35	(45)	(10)	16	(26)	(10)
Federal funds sold and other temporary investments	144	(76)	67	124	(44)	80
Total increase (decrease) in interest income	3,682	(2,006)	1,676	4,271	(971)	3,300
Interest-bearing liabilities:
Interest-bearing demand deposit accounts	632	(677)	(45)	396	(221)	175
Time deposits	649	(121)	528	782	301	1,083
Federal funds purchased	63	(96)	(33)	1,356	(26)	1,330
FHLB and other borrowings	690	(152)	538	(384)	(84)	(468)
Total increase (decrease) in interest expense	2,034	(1,046)	988	2,150	(30)	2,120
Increase (decrease) in net interest income	$ 1,648	$ (960)	$ 688	$ 2,120	$ (940)	$ 1,180
	====	====	====	====	====	====

The following tables present the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three and six-month periods ended June 30, 2001 and 2000. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans having a zero yield.

	For the three months ended June 30,
	2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
ASSETS
Interest-earning assets::
Total loans	$ 300,936	$ 6,806	9.05%	$ 224,212	$ 5,421	9.67%
Taxable Securities	94,881	1,492	6.29%	72,304	1,258	6.96%
Tax-exempt securities	2,353	19	3.23%	2,211	29	5.25%
Federal funds sold and other temporary investments	11,276	139	4.95%	4,279	72	6.73%
Total Interest Earning Assets	409,446	8,456	8.26%	303,006	$ 6,780	8.95%
Less allowance for loan losses	(4,949)			(4,434)
Total interest-earning assets, net of allowance for loan losses	404,497			298,572
Non-earning assets	18,126			17,511
TOTAL ASSETS	$ 422,623			$ 316,083
	======			=====
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW and money market accounts	115,491	1,133	3.92%	102,816	1,178	4.58%
Time deposits	162,967	2,419	5.94%	125,366	1,891	6.03%
Federal funds purchased and securities sold under repurchase agreements	2,102	19	3.62%	3,090	52	6.73%
FHLB and other borrowings	61,186	781	5.11%	16,066	243	6.05%
Total interest-bearing liabilities	341,746	4,352	5.09%	247,338	3,364	5.44%
Non-interest bearing liabilities:
Noninterest-bearing demand deposits	33,721			22,822
Other liabilities	5,700			3,117
TOTAL LIABILITIES	381,167			273,277

SHAREHOLDERS' EQUITY	41,456			42,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 422,623			$ 316,083
	========			========
NET INTEREST INCOME		$ 4,104			$ 3,146
		======			======
NET INTEREST SPREAD			3.17%			3.51%
			=====			=====
NET INTEREST MARGIN			4.01%			4.52%
			=====			=====

For the three months ended June 30, 2001 and 2000, net interest margin (net interest income expressed as a percentage of average earning assets) was 4.01% and 4.52%, respectively. The decline in net interest margin resulted primarily from the Company's asset sensitive position. During the three months ended June 20, 2001, as interest rates declined, the Company's earning assets repriced faster than its interest-bearing liabilities.

	For the six months ended June 30,
	2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
ASSETS
Interest-earning assets::
Total loans	$ 290,989	$ 13,437	9.20%	$ 217,459	$ 10,389	9.55%
Taxable Securities	80,808	2,651	6.56%	72,131	2,469	6.85%
Tax-exempt securities	2,358	48	4.07%	2,204	58	5.26%
Federal funds sold and other temporary investments	7,991	206	5.16%	4,026	126	6.26%
Total Interest Earning Assets	382,146	16,342	8.55%	295,820	$ 13,042	8.82%
Less allowance for loan losses	(4,847)			(4,327)
Total interest-earning assets, net of allowance for loan losses	377,299			291,493
Non-earning assets	17,823			16,958
TOTAL ASSETS	$ 395,122			$ 308,451
	=======			=======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW and money market accounts	114,647	2,374	4.14%	100,870	2,199	4.36%
Time deposits	149,649	4,574	6.11%	119,136	3,491	5.86%
Federal funds purchased and securities sold under repurchase agreements	1,851	48	5.19%	2,121	68	6.41%
FHLB and other borrowings	51,601	1,398	5.42%	17,502	516	5.90%
Total interest-bearing liabilities	317,748	8,394	5.28%	239,629	6,274	5.24%
Non-interest bearing liabilities:
Noninterest-bearing demand deposits	31,130			21,450
Other liabilities	4,383			2,765
TOTAL LIABILITIES	353,261			263,844

SHAREHOLDERS' EQUITY	41,861			44,607

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 395,122			$ 308,451
	======			======
NET INTEREST INCOME		$ 7,948			$ 6,768
		=====			======
NET INTEREST SPREAD			3.27%			3.58%
			=====			=====
NET INTEREST MARGIN			4.16%			4.59%
			=====			=====

For the six months ended June 30, 2001 and 2000, net interest margin (net interest income expressed as a percentage of average earning assets) was 4.16 and 4.59, respectively. The decline in net interest margin resulted primarily from the Company's asset sensitive position.

Management and the Asset Liability Committee of the Board of Directors ("ALCO") continue to review various strategies to enhance net interest income and improve funding, these include but are not limited to the issuance of wholesale and brokered CDs, increased levels of borrowings from the FHLB, and the implementation of future leveraging strategies. At June 30, 2001 the Company had $80.6 million in FHLB and other borrowings, which included $78.5 million from the FHLB, compared with $36.2 million, at December 31, 2000.

During the three months ended June 30, 2001, the Company added $687,000 to the provision for loan and lease losses, compared with $237,000 during the same period of 2000. The increase in the provision is attributable to the growth in the loan portfolio and a $239,000 or 17.8% increase in the level of non-performing assets. There were no loans 90 days or more past due and still accruing interest at June 30, 2001 or June 30, 2000.

Non-Interest Income. For the quarter ended June 30, 2001, non-interest income increased by $280,000 or 42.4% to $940,000 from $660,000 for the same period in 2000. Included in non-interest income for the three months ended June 30, 2001 was $404,000 investment center income which increased by $53,000, or 15.1%, and $101,000 in residential mortgages origination fees which resulted from the Residential Mortgage lending division which commenced operations in January 2001.

For the six-month period ending June 30, 2001, non-interest income increased by $434,000 or 34.0% to $1.7 million compared with $1.3 million for the same period in 2000. Included in non-interest income for the six months ended June 30, 2001 was an increase of $87,000 in investment center income and $130,000 in residential mortgage origination fees. The increase in investment center income reflects the Company's continued efforts to expand its investment services through its relationship with Legg Mason Financial Partners.

Non-Interest Expense. During the three months ended June 30, 2001, non-interest expense increased by $494,000, or 20.0%, to $3.0 million, compared with the same period in 2000. This increase was the result of increases of $350,000 in salaries and employee benefits and $82,000 in occupancy expense resulting from higher salaries and employee benefits and occupancy expense related to the expansion in loan origination and administration staff. These increases were partially offset by a $19,000 decline in advertising expense. The Company anticipates that pursuant to its expansion additional expenses may be anticipated in these and other areas.

During the six-month period ending on June 30, 2001 total non-interest expense increased by $1.1 million, or 21.6%, compared with the same period of 2000. The increase resulted from a $733,000 increase in salaries and employee benefits, and a $278,000 increase in other non-interest expense. The increase in other non-interest expense resulted primarily from higher expenses related to expansion of the Company's accounts receivable financing and residential mortgage lending programs. At June 30, 2001, the Company had 104 employees compared with 90 employees at June 30, 2000. Plans for the remainder of year 2001 include continued expansion in lending and support areas of the Company's commercial banking activities, expansion of consumer banking services, and further expansion of the Company's investment center services. It is expected that the Company's non-interest expense will also increase during the remainder of 2001 due to technology investments necessary to enhance the Company's product and service delivery capabilities.

Income Taxes. During the three months ended June 30, 2001, the Company recorded provision for income taxes of $534,000, compared with $522,000 during the same period in 2000. The effective tax rate for each three-month period was 38.2% and 38.0%, respectively. During the first six months of 2001, the Company recorded a provision for income taxes of $1.1 million, compared with $1.0 million recorded for the same period of 2000. The effective tax rate for each six-month period was 38.4% and 38.0%, respectively.

FINANCIAL CONDITION

Total assets at June 30, 2001, were $447.5 million, an increase of $92.8 million, or 26.2%, from December 31, 2000. This increase was due to a $37.8 million increase in total loans outstanding and a $42.0 million increase in investment securities.

Loan Portfolio. Loans and leases, net of unearned income and allowance for loan and lease losses, increased to $303.4 million or 14.1% at June 30, 2001, from $265.9 million at December 31, 2000. The growth in total loans reflected the Company's investment in loan production capacity. At June 30, 2001 and December 31, 2000, the ratio of total loans to total deposits was 95.3% and 99.1%, respectively. For the same periods, total loans represented 68.9% and 76.3% of total assets, respectively. The following table summarizes the composition of the Company's loan portfolio, net of unearned income, by type of loan:

	As of June 30, 2001		As of December 31, 2000
	Amount	Percent	Amount	Percent
Commercial	(Dollars in thousands)
Loans	$ 116,135	37.7%	$ 103,245	38.2%
Leases	15,170	4.9	14,734	5.4
Total commercial loans and leases	131,305	42.6	117,979	43.6
Real estate mortgage:
Residential (1)	14,610	4.7	10,406	3.8
Commercial	86,150	27.9	76,537	28.3
Total real estate mortgage	100,760	32.6	86,943	32.1
Real estate construction:
Residential	6,331	2.1	6,552	2.4
Commercial	39,817	12.9	31,377	11.6
Total real estate construction	46,148	14.9	37,899	14.0
Consumer	30,109	9.8	27,747	10.3
Gross loans and leases	308,322	100.0%	270,568	100.0%
Less: allowance for loan and lease losses	(4,962)	=====	(4,622)	=====
Net loans and leases	$ 303,360		$ 265,946
(1) Excluding $1.8 million in residential mortgage held for sale.	======		======

Non-Performing Assets and Impaired Loans. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days or more are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. Once the entire principal has been collected, any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three and six months ended June 30, 2001 or the year 2000.

At June 30, 2001, non-performing assets, including non-accrual loans, repossessed equipment and other real estate owned, were $1.5 million, compared with $1.3 million at December 31, 2000. The increase in non-performing assets was primarily the result of five loans placed on non-accrual in the second quarter of 2001 with an aggregate total value of $701,000.

The Company maintains an allowance for loan and lease losses at a level which, in management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of each reporting period. Consideration in establishing the allowance includes historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans or leases, the level of non-performing assets and current and forecasted economic conditions.

At June 30, 2001 and December 31, 2000, loans on nonaccrual status amounted to $1.3 million and $776,000, respectively. The effect of nonaccrual loans was to reduce interest income by approximately $144,000 and $268,000, for the three and six-month periods ended June 30, 2001, respectively, and $219,000 for the year ended December 31, 2000. At June 30, 2001, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual.

At June 30, 2001, and December 31, 2000, the Company had ten and eight impaired loans totaling $1.3 million and $985,000, respectively. In addition to allocated reserves to homogenous loan pools, at June 30, 2001, the Company had $35,000 in specific reserves allocated against two of the ten impaired loans. At December 31, 2000, the Company had $96,000 in specific reserve allocated against two of the eight impaired loans.

The following table presents information regarding non-performing assets at the periods indicated below:

	As of June 30, 2001		As of December 31, 2000
	(Dollars in thousands)
Nonaccrual loans	$ 1,321	83.44%	$ 776	57.74%
Accruing loans 90 days or more past due	--	--	--	--
Repossessed equipment	152	9.60	213	15.85
Other real estate owned	110	6.96	355	26.41
Total non-performing assets	1,583	100.00%	$ 1,344	100.00%
	=====	=======		=======
Non-performing assets to total loans and leases and other real estate	0.51%		0.49%
Non-performing assets to total assets	0.35		0.38

At June 30, 2001, other potential problem loans were $1.1 million compared with $392,000 at June 30, 2000 and $429,000 at December 31, 2000. Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have concerns as to the ability of the borrower to fully comply with present repayment terms. Depending on economic changes and future events, these loans and others, which may not be presently identified, could become future non-performing assets.

Allowance for Loan and Lease Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses inherent in the loan portfolio. Based on an evaluation of the loan portfolio, Management presents a quarterly review of the allowance for loan losses to the Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, Management considers the industry diversification of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, delinquency trends, the evaluation of its loan portfolio by lending staff and credit administration as well as the loan review function and the annual examination of the Company's financial statements by its independent accountants. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

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

At June 30, 2001 and December 31, 2000, the allowance for loan and lease losses aggregated $5.0 million and $4.6 million, or 1.61% and 1.71% of total loans, respectively. The level of the allowance for loan and lease losses and the amount of the provision are determined on a quarter-by-quarter basis. However, given the inherent uncertainties in the estimation process, no assurance can be given as to the adequacy or the ultimate amount of the allowance at any future date. As of June 30, 2001, the allocated and unallocated portions of the allowance were $4.1 million and $857,000, respectively. The unallocated portion of the reserve represented 17.3% at June 30, 2001 compared with 23.5% at December 31, 2000. During the second quarter of 2001, the impact of the net charge offs on the migration analysis preformed on the loan portfolio resulted in a shift in the allowance from the unallocated to the allocated portion of the allowance. Due to the subjectivity involved in the determination of the unallocated portion of the allowance for loan and lease losses, the relationship of the unallocated component to the total allowance may fluctuate from period to period. Presently, management is of the opinion that the reserves are appropriate considering the current level of loans and overall asset quality reflected in the portfolio.

The following table presents an analysis of the allowance for loan and lease losses and other related data:

	As of and for the six months ended June 30, 2001	As of December 31, 2000
	(Dollars in thousands)
Average loans outstanding	$ 290,989	$ 235,432
	========	========
Total loans outstanding at end of period	$ 308,322	$ 270,568
	========	========
Allowance for loan and lease losses at beginning of period	$ 4,622	$ 4,062
Provision for loan losses	942	1,256
Charge-offs:
Commercial loans	(508)	(678)
Commercial leases	(44)	(94)
Real estate - mortgage	(58)	(11)
Real estate - construction	--	--
Consumer and other	(43)	(31)
Total charge-offs	(653)	(814)
Recoveries:
Commercial loans	10	90
Commercial leases	--	20
Real estate - mortgage	14	--
Real estate - construction	--	--
Consumer and other	27	8
Total recoveries	51	118
Net loan charge-offs	(602)	(696)
Allowance for loan and lease losses at end of period	$ 4,962	$ 4,622
	=======	=======
Ratio of allowance to end of period total loans	1.61%	1.71%
Ratio of net loan charge-offs to average loans and leases (annualized)	0.42	0.31
Ratio of allowance to end of period non-performing loans	375.62	595.62

Investment Securities. The investment portfolio is managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. At June 30, 2001, the investment securities portfolio totaled $104.8 million, an increase of $42.0 million or 66.9% from $62.8 million at December 31, 2000. This increase was primarily due to Management's effort to increase the level of average earning assets to offset the decline in the interest earned from average loans resulting from the declining interest rate environment prevalent during the period. At June 30, 2001 and December 31, 2000, the Company maintained the entire investment portfolio classified as available for sale.

Deposits. At June 30, 2001, total deposits increased by $50.6 million, or 18.5%, to $323.6 million, from $273.0 million at December 31, 2000. The increase in deposits was comprised of a $13.2 million increase in time deposits greater than $100,000, a $24.6 million increase in time deposits less than $100,000 and $8.8 million in non-interest-bearing demand deposits, and a $5.6 million increase in NOW accounts. These increases were partially offset by a $1.6 million decline in money market accounts

Non-interest-bearing deposits at June 30, 2001 increased by $8.8 million or 31.5% to $36.6 million from $27.9 million at December 31, 2000. The Company's ratios of noninterest-bearing demand deposits to total deposits for June 30, 2001 and December 31, 2000 were 11.3% and 10.2%, respectively.

Core deposits, a relatively stable funding base, comprised 62.6% of total deposits at June 30, 2001 and 70.0% at December 31, 2000. Core deposits represent total deposits excluding time deposits greater than $100,000, brokered and wholesale time deposits. The drop in percentage of core deposits to total deposits is attributable to $15.2 million in wholesale time deposits, with an average weighted maturity of 37 months, issued during the second quarter of 2001. At June 30, 2001, interest-bearing deposits increased by $41.8 million or 17.0% to $287.0 million from $245.2 million at December 31, 2000.

Federal Home Loan Bank and Other Borrowings. At June 30, 2001 the Company had $80.6 million in FHLB and other borrowings, which included $78.5 million from the FHLB with an average interest rate of 4.32% per annum, and $2.1 million in other borrowings comprised principally of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Total borrowed funds increased $44.4 million at June 30, 2001 from December 31, 2000. This increase was comprised primarily of FHLB borrowings.

At June 30, 2001 and December 31, 2000, the Company had available for its use $28.5 million and $38.5 million, respectively, of short term unsecured lines of credit. Such short-term lines serve as a temporary liquidity source for unanticipated loan surges or deposit drops. These lines facilitate federal funds borrowings and bear a rate that is equal to the current rate for federal funds purchased. There were no amounts outstanding under these lines of credit at June 30, 2001 and December 31, 2000.

Capital Resources. Shareholder's equity declined by $3.3 million to $39.0 million at June 30, 2001, from $42.3 million at December 31, 2000. Unrealized gains on securities available for sale were $312,000, net of tax, at June 30, 2001, compared with $60,000, net of tax, at December 31, 2000. The change in shareholders' equity was primarily due to the repurchase of 294,000 shares of common stock repurchased during the six months ended June 30, 2001 pursuant to the Company's stock repurchase plans.

At June 30, 2001 total shareholders' equity as a percentage of total assets declined to 8.71% from 11.92%, due to the stock buy-backs, dividends paid, and a 26.2% increase in total assets during the first six months of 2001. These factors were partially offset by $1.7 million in net income recorded during the first six months of 2001.

The Company reported dividend payments of $1.2 million during the first six months of 2001 compared with $1.3 million for the same period in 2000. The total dividend payments during the first six months of 2001 and 2000 were $0.34 and $0.34 per share, respectively.

The Company's capital ratios continued to exceed all regulatory requirements reflecting a significant amount of excess capital based on industry standards and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") minimum ratios. The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of June 30, 2001 to the minimum and well-capitalized regulatory standards:

	Minimum Required	Well Capitalized	Actual Ratio at June 30, 2001
The Company	3.00%(1)	N/A	9.74%
Leverage ratio	4.00	N/A	9.71
Tier 1 risk-based capital ratio	8.00	N/A	10.96
Risk-based capital ratio
The Bank
Leverage ratio	3.00%(1)	5.00%	7.98%
Tier 1 risk-based capital ratio	4.00	6.00	9.17
Risk-based capital ratio	8.00	10.00	10.42
(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, the Company's primary component of market risk is interest rate risk. Ultimately, fluctuations in interest rates will impact liquidity, the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of interest-earning assets and interest-bearing liabilities -- other than those which have a short term to maturity. The Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

Interest Rate Risk Management. Interest rate risk is managed by the ALCO in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economy, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company's Board of Directors, Management has been given some latitude to increase the Company's interest rate sensitivity position within certain limits if, in Management's judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically.

The following table provides Management with repricing data within given time frames. The purpose of this information is to assist Management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates that at June 30, 2001, the Company was asset sensitive up to a 180-day period and had a positive GAP on a cumulative basis for the two time periods up to and including 180 days. With this condition, in a declining rate environment the Company would see deterioration in income for a period up to and including 180 days, only to benefit over the long run up to a three-year period. The Company is aware of this imbalance and has initiated strategies to minimize the impact of a positive GAP position via the acquisition of fixed income securities, the use of interest rate swaps and floating rate advances from the FHLB.

Volumes Subject to Repricing Within

	0-30 Days	31-180 Days	181-365 Days	1-3 Years	3-5 Years	5-10 Years	Greater than 10 Years	Total
(in thousands)
Interest-earning assets:
Securities	$ 7,093	$ 7,077	$ 11,380	$ 27,116	$ 23,030	$ 27,517	$ 1,577	$ 104,790
Total loans(1)	165,183	14,404	17,819	58,259	41,976	11,424	--	308,322
Due from banks	350	--	--	--	--	--	--	350
Federal funds sold and other temporary investments	15,800	--	--	--	--	--	--	15,800
Total interest-earning assets	$ 188,426	$ 21,481	$ 29,199	$ 85,375	$ 65,006	$ 38,941	$ 1,577	$ 429,262
	========	========	========	========	========	=======	=======	========
Interest-bearing liabilities:
Demand, money market and NOW accounts	$ 116,431	$ --	$ --	$ --	$ --	$ --	$ --	$ 116,431
Time deposits	27,535	20,845	77,482	34,898	--	9,764	--	170,524
FHLB and other borrowings	34,500	--	14,000	10,000	--	--	20,000	78,500
Total interest-bearing liabilities	$ 178,466	$ 20,845	$ 91,482	$ 44,898	$ --	$ 9,764	$ 20,000	$ 365,455
	========	========	========	========	========	========	========	========
Period GAP	$ 9,960	$ 636	$ (62,283)	$ 39,734	$ 65,006	$ 29,177	$ (18,423)	$ 63,806
Cumulative GAP	9,960	10,596	(51,687)	(11,953)	53,053	82,229	63,806
Period GAP to total assets	2.23%	0.14%	-13.92%	8.88%	14.53%	6.52%	-4.12%
Cumulative GAP to total assets	2.23	2.51	-11.55	-2.67	11.86	18.38	14.26
Cumulative interest-earning assets to cumulative interest-bearing liabilities	105.58	105.32	82.23	96.44	115.80	123.80	117.46

(1) Excluding $1.8 million in residential mortgage held for sale.

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

Presented below, as of June 30, 2001, is an analysis of the Company's interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

Change in Rates	$ Change in EVE (In Thousands)	% Change in EVE	EVE as a % of Present Value of Assets
			EVE Ratio	Change
-200 bps.	$3,751	8.54%	9.11%	61 bps.
0 bps.	---	---	8.49%	---
+200 bps.	$ (3,540)	(8.06%)	7.90%	-59 bps.

The percentage change in EVE as a result of a 200 basis point decrease in interest rates at June 30, 2001 was 8.54% compared with 5.01% at December 31, 2000. The percentage change in EVE as a result of a 200 basis point increase in interest rates at June 30, 2001 was -8.06% compared with 4.74% at December 31, 2000. This is the result of an increase in the volume of floating rate loans resulting from Management's attempt to reposition the Company's earning assets in anticipation of rising rates.

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

Derivatives. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts, are components of the Company's risk management profile. The Company may also enter into derivative instruments as a service to banking customers. Where contracts have been created for customers, the Company generally enters into offsetting positions to eliminate the Company's exposure to market risk.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. On January 1, 2001, the Company adopted SFAS 133. Accordingly, all derivatives are recorded in the financial statements at fair value. Additional information on derivative hedging activity is included in Note I.

On March 26, 2001, the Company entered into a $10.0 million interest rate swap which matures on October 17, 2008 under which the Company will pay the counterparty a variable rate of three-month LIBOR plus five basis points and will receive a fixed rate of 6.00%. Interest payments are settled and variable rates reset quarterly. The counter party has the option to terminate the swap, in whole or in part, on April 17, 2002 and semi-annually thereafter. Management designated the interest rate swap as a fair value hedge of $10.0 million of brokered time deposits issued by the Company on March 26, 2001. The 6.00% fixed rate, brokered time deposits mature on October 17, 2008 and are callable by the Company on March 26, 2002 and semi-annually thereafter. In the second quarter of 2001, the Company recorded an unrealized loss of $237,000 for the market value adjustment on this fair value hedge instrument that was offset by a $237,000 decrease in the market value of the 6.00% fixed rate, brokered time deposits. The Company used the $10 million interest rate swap to convert to floating interest rate the $10 million in brokered CDs issued and to better match the repricing and maturity schedule of its loans.

On May 24, 2001, the Company entered into a $15.0 million interest rate swap agreement which matures on November 25, 2002 under which the Company will pay the counterparty a fixed rate of 4.53% and will receive a variable rate of three-month LIBOR less 6 basis points. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $15 million of $25 million in Federal Home Loan Bank advances entered into by the Company on May 24, 2001. Such advances bear a variable interest rate of three-month LIBOR less 6 basis points, reset quarterly, and mature on May 24, 2003. For the second quarter of 2001, the cash flow hedge of long-term debt resulted in a decrease of $30,000 in other comprehensive income, net of taxes, with a $49,000 offset to unrealized derivative loss. The Company used the $15 million interest rate swap to fix the cost of funding a $15 million of mortgage-backed securities acquired in connection with its leveraged strategy.

Liquidity Management. Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. Liquidity is managed to ensure there is sufficient funding to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable core deposit base, and a strong capital position are the solid foundation for the Company's liquidity position.

The Company's liquidity needs are met primarily by financing activities, consisting mainly of core deposits, but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, accounted for 62.6% of total deposits at June 30, 2001 compared to 70.0% at December 31, 2000. Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale and brokered domestic deposits, FHLB and other short term borrowings, were $111.4 million at June 30, 2001, compared with $47.9 million at December 31, 2000. Cash flows from operations are also a significant source of liquidity. Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan and lease losses, and deferred tax items.

Liquidity is strengthened by ready access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, certificates of deposit, and Federal Home Loan Bank advances. Liquidity is also available through unpledged loans and securities in the investment portfolio.

The Company has a contingency funding plan that stress-tests liquidity needs that may arise from certain events such as rapid loan growth or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes the Company has the funding capacity to meet the liquidity needs arising from potential events.

The Company is eligible for certain borrowing programs through the FHLB. Generally, most advances require delivery of eligible securities as collateral. Maturities under these programs range from one day to 20 years. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. At June 30, 2001 the Company had $80.6 million in FHLB and other borrowings, which included $78.5 million from the FHLB compared with $36.2 million at year-end 2000. The Company used the FHLB borrowing proceeds to acquire fixed income securities in an effort to utilize its leverage capacity and increase earnings and minimize the results that a declining rate environment would have on its income stream, and to diversify its funding costs.

On June 30, 2001 and December 31, 2000, the Company had available for its use $28.5 million and $38.5 million, respectively, of short-term unsecured lines of credit. Such short-term lines serve as a temporary liquidity source for unanticipated loan and investment surges. These lines facilitate federal funds borrowings and bear a rate that is equal to the current rate for federal funds purchased. At June 30, 2001 and December 31, 2000 the Company had no outstanding borrowings under these lines of credit.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable

Item 2.     Changes in Securities and Use of Proceeds

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters To a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable

Item 6A.     Exhibits and Reports on Form 8K

Exhibit
Number	Identification of Exhibit

11	- Computation of Earnings Per Common Share, included as Note (F) to the Interim Consolidated Financial Statements on Page 6 of this Form 10-Q.

Item 6B.     The following reports on Form 8-k were filed during the quarter ended June 30, 2001.

   Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL GROUP, INC.
                             Registrant

Date: August 14, 2001	By: /s/ J. HUNTER ATKINS
J. Hunter Atkins
President and Chief Executive Officer

Date: August 14, 2001	By: /s/ ATTILIO F. GALLI
Attilio F. Galli
Chief Financial Officer