Form 10-Q/A
period 2001-06-30
COMMUNITY FINANCIAL GROUP INC
filed 2001-08-21
CIK 852677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

AMENDMENT No. 1

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

The unaudited consolidated financial statements include the accounts of CFGI, the Bank, and its subsidiaries TBON Title and TBON Leasing, the operations of which are collectively referred herein as the Company. All material intercompany accounts and transactions have been eliminated in the consolidation.

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

E.    INCOME TAXES

Actual income tax expense for the three and six months ended June 30, 2001 and 2000, respectively, differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before provision for income taxes) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Computed "expected" tax expense	$ 475	$ 467	$ 946	$ 923
State tax expense, net of federal benefit	48	55	69	109
Other	11	--	52	--
Total income tax expense	$ 534	$ 522	$ 1,067	$ 1,032
	=====	=====	=======	=======

Significant temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,	As of December 31,
	2001	2000
Deferred tax assets:
Deferred fees, principally due to timing differences in the recognition of income	$ 287	$ 278
Net operating loss carry forwards	218	218
Loans, principally due to provision for loan losses	416	421
Premises and equipment, principally due to differences in depreciation methods	8	49
Other	227	--
Total gross deferred tax assets	1,156	966

Deferred tax liabilities:
Unrealized gain on securities available for sale	(208)	(37)
Discount on investment securities deferred for tax purposes	(134)	(99)
Leases, principally due to difference in basis acquired and the recognition of income	(345)	(260)
Federal Home Loan Bank stock dividend and other liabilities	(209)	(140)

Total gross deferred tax liabilities	(896)	(536)

Net deferred tax assets	$ 260	$ 430
	======	=======

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

On May 24, 2001, the Company entered into a $15.0 million interest rate swap agreement which matures on November 25, 2002 under which the Company will pay the counterparty a fixed rate of 4.53% and will receive a variable rate of three-month LIBOR less six basis points. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $15 million of $25 million in Federal Home Loan Bank advances entered into by the Company on May 24, 2001. Such advances bear a variable interest rate of three-month LIBOR less six basis points, reset quarterly, and mature on May 24, 2003. For the second quarter of 2001, the cash flow hedge of long-term debt resulted in a decrease of $30,000 in other comprehensive income, net of taxes, with a $49,000 offset to unrealized derivative loss.

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

The Company outsources certain non-core competencies. Currently, item processing and imaging functions have been outsourced to The Intercept Group, Inc. In June 2001, the Company entered upon an agreement with Fiserv (Nasdaq: "FISV") a leading technology firm to provide data and item processing as well as imaging services commencing during the first quarter of 2002. The accounting and financial reporting as well as the internal audit functions have been outsourced to the Nashville-based certified public accounting firm of Kraft Bros., Esstman Patton & Harrell, PLLC. The relationship with this certified independent public accounting firm provides the Company with access to both the resources of large national accounting and consulting firms while at the same time receiving the individualized attention and fee structure provided by a local firm.

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

For the three months ended June 30, 2001, net interest income increased by $688,000 or 20.1% to $4.1 million compared with $3.4 million for the same period in 2000. The increase in net interest income during the three-month period ended June 30, 2001 was due to a 35.1% increase in the volume of average earning assets, which was partially offset by a 69 basis point decline in the rate earned on average assets. While these changes were partially offset by a 38.2% increase in average interest-bearing liabilities, the cost of such liabilities declined by 35 basis points as a result of declining interest rates prevalent during the period and a shift in the funding mix, with greater dependency on floating rate borrowings from the Federal Home Loan Bank of Cincinnati (the "FHLB").

For the six months ended June 30, 2001 net interest income increased by $1.2 million, or 17.4%, to $8.0 million as a result of a 29.2% increase in average earning assets. This increase was partially offset by a 30 basis point decrease in the rate earned on such assets and a 4 basis point increase in the rates paid on average interest-bearing liabilities.

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

	For the three months ended June 30,
	2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
ASSETS
Interest-earning assets::
Total loans	$ 300,936	$ 6,806	9.05%	$ 224,212	$ 5,421	9.67%
Taxable securities	94,881	1,492	6.29%	72,304	1,258	6.96%
Tax-exempt securities	2,353	19	3.23%	2,211	29	5.25%
Federal funds sold and other temporary investments	11,276	139	4.95%	4,279	72	6.73%
Total interest earning assets	409,446	8,456	8.26%	303,006	$ 6,780	8.95%
Less allowance for loan and lease losses	(4,949)			(4,434)
Total interest-earning assets, net of allowance for loan losses	404,497			298,572
Non-earning assets	18,126			17,511
TOTAL ASSETS	$ 422,623			$ 316,083
	======			=====
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW and money market accounts	115,491	1,133	3.92%	102,816	1,178	4.58%
Time deposits	162,967	2,419	5.94%	125,366	1,891	6.03%
Federal funds purchased and securities sold under repurchase agreements	2,102	19	3.62%	3,090	52	6.73%
FHLB and other borrowings	61,186	781	5.11%	16,066	243	6.05%
Total interest-bearing liabilities	341,746	4,352	5.09%	247,338	3,364	5.44%
Noninterest- bearing liabilities:
Noninterest-bearing demand deposits	33,721			22,822
Other liabilities	5,700			3,117
TOTAL LIABILITIES	381,167			273,277

SHAREHOLDERS' EQUITY	41,456			42,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 422,623			$ 316,083
	========			========
NET INTEREST INCOME		$ 4,104			$ 3,146
		======			======
NET INTEREST SPREAD			3.17%			3.51%
			=====			=====
NET INTEREST MARGIN			4.01%			4.52%
			=====			=====

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

	For the six months ended June 30,
	2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans	$ 290,989	$ 13,437	9.20%	$ 217,459	$ 10,389	9.55%
Taxable securities	80,808	2,651	6.56%	72,131	2,469	6.85%
Tax-exempt securities	2,358	48	4.07%	2,204	58	5.26%
Federal funds sold and other temporary investments	7,991	206	5.16%	4,026	126	6.26%
Total interest earning assets	382,146	16,342	8.55%	295,820	$ 13,042	8.82%
Less allowance for loan and lease losses	(4,847)			(4,327)
Total interest-earning assets, net of allowance for loan losses	377,299			291,493
Non-earning assets	17,823			16,958
TOTAL ASSETS	$ 395,122			$ 308,451
	=======			=======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW and money market accounts	114,647	2,374	4.14%	100,870	2,199	4.36%
Time deposits	149,649	4,574	6.11%	119,136	3,491	5.86%
Federal funds purchased and securities sold under repurchase agreements	1,851	48	5.19%	2,121	68	6.41%
FHLB and other borrowings	51,601	1,398	5.42%	17,502	516	5.90%
Total interest-bearing liabilities	317,748	8,394	5.28%	239,629	6,274	5.24%
Non-interest bearing liabilities:
Noninterest-bearing demand deposits	31,130			21,450
Other liabilities	4,383			2,765
TOTAL LIABILITIES	353,261			263,844

SHAREHOLDERS' EQUITY	41,861			44,607

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 395,122			$ 308,451
	=======			=======
NET INTEREST INCOME		$ 7,948			$ 6,768
		=====			======
NET INTEREST SPREAD			3.27%			3.58%
			=====			=====
NET INTEREST MARGIN			4.16%			4.59%
			=====			=====

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

	As of June 30, 2001		As of December 31, 2000
	Amount	Percent	Amount	Percent
Commercial	(Dollars in thousands)
Loans	$ 116,135	37.7%	$ 103,245	38.2%
Leases	15,170	4.9	14,734	5.4
Total commercial loans and leases	131,305	42.6	117,979	43.6
Real estate mortgage:
Residential (1)	14,610	4.7	10,406	3.8
Commercial	86,150	27.9	76,537	28.3
Total real estate mortgage	100,760	32.6	86,943	32.1
Real estate construction:
Residential	6,331	2.1	6,552	2.4
Commercial	39,817	12.9	31,377	11.6
Total real estate construction	46,148	14.9	37,899	14.0
Consumer	30,109	9.8	27,747	10.3
Gross loans and leases	308,322	100.0%	270,568	100.0%
Less: allowance for loan and lease losses	(4,962)	=====	(4,622)	=====
Net loans and leases	$ 303,360		$ 265,946
(1) Excluding $1.8 million in residential mortgages held for sale.	======		======

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

The following table presents information regarding non-performing assets at the periods indicated below:

	As of June 30, 2001		As of December 31, 2000
	(Dollars in thousands)
Nonaccrual loans	$ 1,321	83.44%	$ 776	57.74%
Accruing loans 90 days or more past due	--	--	--	--
Repossessed equipment	152	9.60	213	15.85
Other real estate owned	110	6.96	355	26.41
Total non-performing assets	$ 1,583	100.00%	$ 1,344	100.00%
	=====	=======	=====	=======
Non-performing assets to total loans and leases and other real estate	0.51%		0.49%
Non-performing assets to total assets	0.35		0.38

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

Allowance for Loan and Lease Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses, which it believes, is adequate for estimated losses inherent in the loan portfolio. Based on an evaluation of the loan portfolio, Management presents a quarterly review of the allowance for loan losses to the Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, Management considers the industry diversification of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, delinquency trends, the evaluation of its loan portfolio by lending staff and credit administration as well as the loan review function and the annual examination of the Company's financial statements by its independent accountants. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

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

The Company uses a migration analysis to review on a quarterly basis loan pools having similar characteristics and their related net loss rates over a historical period, not to fall below predetermined minimum loss percentages. The historical loss rate reflects a quantitative estimate of all credit losses expected over the life of the loans within each risk-rating category for each loan pool in the portfolio. These inherent losses are calculated for Substandard and Doubtful loans and are included in the allowance for loan and lease losses. Loss rates for the remainder of the portfolio represent an estimate of the percentage of loans in each risk rating that will be charged off within the upcoming four-quarter period. Management establishes specific allowances for loans which it believes require reserves greater than those allocated according to the migration analysis.

In order to determine the adequacy of the allowance for loan and lease losses, Management considers the risk classification or delinquency status of loans and other factors, including but not limited to collateral type and value, portfolio composition, trends in economic conditions and the financial strength of borrowers, to provide an additional unallocated allowance for unexpected losses that may be apparent after completing the migration analysis. The Company then charges to earnings a provision for loan losses to maintain the allowance for loan and lease losses at an adequate level determined by the foregoing methodology.

The allowance for loan and lease losses is comprised of an allocated and unallocated portion. Both portions of the allowance are available to support inherent losses in the portfolios. The allocated allowance is determined for each classification of both performing and nonperforming loans and leases within the portfolios. This methodology includes but is not limited to: (i) the application of allowance allocations for commercial, consumer and real estate loans as well as leases and is calculated using the weighted average loss rates over a defined time horizon based upon the analysis of averages of historical net loan charge-offs incurred within the portfolios by credit quality grade; (ii) a detailed review of all adversely criticized, nonperforming, and impaired loans and leases to determine if a specific allowance allocation is required on an impaired loan.

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

Investment Securities. The investment portfolio is managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. At June 30, 2001, the investment securities portfolio totaled $104.8 million, an increase of $42.0 million or 66.9% from $62.8 million at December 31, 2000. This increase was primarily due to Management's effort to increase the level of average earning assets to offset the decline in the interest earned from average loans resulting from the declining interest rate environment prevalent during the period. At June 30, 2001 and December 31, 2000, the Company maintained the entire investment portfolio classified as available-for-sale.

Deposits. At June 30, 2001, total deposits increased by $50.6 million, or 18.5%, to $323.6 million, from $273.0 million at December 31, 2000. The increase in deposits was comprised of a $13.2 million increase in time deposits greater than $100,000, a $24.6 million increase in time deposits less than $100,000 and $8.8 million in non-interest-bearing demand deposits, and a $5.6 million increase in NOW accounts. These increases were partially offset by a $1.6 million decline in money market accounts.

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

(1) Excluding $1.8 million in residential mortgages held for sale.

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

Presented below, as of June 30, 2001, is an analysis of the Company's interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

Change in Rates	$ Change in EVE (In Thousands)	% Change in EVE	EVE as a % of Present Value of Assets
			EVE Ratio	Change
-200 bps.	$ 3,751	8.54%	9.11%	61 bps.
0 bps.	---	---	8.49%	---
+200 bps.	$ (3,540)	(8.06%)	7.90%	-59 bps.

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

On March 26, 2001, the Company entered into a $10.0 million interest rate swap which matures on October 17, 2008 under which the Company will pay the counterparty a variable rate of three-month LIBOR plus five basis points and will receive a fixed rate of 6.00%. Interest payments are settled and variable rates reset quarterly. The counter party has the option to terminate the swap, in whole or in part, on April 17, 2002 and semi-annually thereafter. Management designated the interest rate swap as a fair value hedge of $10.0 million of brokered time deposits issued by the Company on March 26, 2001. The 6.00% fixed rate, brokered time deposits mature on October 17, 2008 and are callable by the Company on March 26, 2002 and semi-annually thereafter. In the second quarter of 2001, the Company recorded an unrealized loss of $237,000 for the market value adjustment on this fair value hedge instrument that was offset by a $237,000 decrease in the market value of the 6.00% fixed rate, brokered time deposits. The Company used the $10 million interest rate swap to convert to floating interest rate the $10 million in brokered CDs issued and to better match the repricing schedule of the loan portfolio.

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

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters To a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 15, 2001. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below.

J. Hunter Atkins, J.B. Baker, Mack S. Linebaugh, Jr., and David M. Resha were elected as Class III directors to serve on the Board of Directors until the Company's 2004 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 2,967,729 shares were voted in favor of each Class III director and 85,775 shares abstained from voting for each Class III director.

The other directors whose term of office as a director continued after the meeting include Norris C. Nielsen, Perry W. Moscovitz, Leon Moore, Jo D. Federspiel, Richard H. Fulton, and G. Edgar Thornton.

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