Form 10-Q
period 2001-09-30
COMMUNITY FINANCIAL GROUP INC
filed 2001-11-14
CIK 852677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended September 30, 2001

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

    As of November 8, 2001, the number of outstanding shares of Common Stock, par value $6.00 per share was 3,080,045.

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
	September 30, 2001	December 31, 2000
ASSETS
Cash and due from banks	$ 13,272	$ 10,738
Federal funds sold and other temporary investments	5,000	8,300
Investment securities available-for-sale	126,230	62,775
Residential mortgages available-for-sale	1,919	--
Loans and leases held for investment (net of unearned income of $2,745 at September 30, 2001 and $2,886 at December 31, 2000)
Commercial loans	122,941	103,245
Commercial leases	15,417	14,734
Real estate - mortgage loans	110,756	86,943
Real estate - construction loans	41,875	37,899
Consumer loans	33,256	27,747
Loans and leases, net of unearned income	324,245	270,568
Less: allowance for loan and lease losses	(4,895)	(4,622)
Total net loans and leases held for investments	319,350	265,946
Premises and equipment, net	3,814	3,471
Accrued interest receivable and other assets	3,729	3,390
Total assets	$ 473,314	$ 354,620
	========	=======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 33,830	$ 27,866
NOW accounts	32,810	21,074
Money market accounts	93,988	91,447
Time deposits less than $100,000	99,250	70,636
Time deposits greater than $100,000	79,625	62,013
Total deposits	339,503	273,036
Federal Home Loan Bank and other borrowings	89,000	36,236
Accounts payable and accrued liabilities	5,034	3,067
Total liabilities	433,537	312,339
Commitments and contingencies (Note J)	--	--
Shareholders' equity:
Common stock, $6 par value; authorized 50,000,000 shares; issued and outstanding shares 3,097,380 at September 30, 2001 and 3,425,850 at December 31, 2000	18,584	20,555
Additional paid-in capital	10,804	13,507
Retained earnings	9,034	8,159
Accumulated other comprehensive income, net of tax	1,355	60
Total shareholders' equity	39,777	42,281
Total liabilities and shareholders' equity	$ 473,314	$ 354,620
	========	========

See accompanying notes to consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest income:
Interest and fees on loans	$ 6,705	$ 6,030	$ 20,142	$ 16,419
Federal funds sold and other temporary investments	177	38	383	164
Interest on investment securities:
U.S. government agency obligations	1,643	1,185	4,158	3,535
States and political subdivisions, tax-exempt	39	29	87	87
Other securities	100	128	236	248
Total interest income	8,664	7,410	25,006	20,453
Interest expense:
Interest bearing demand deposits	1,060	1,382	3,434	3,581
Time deposits less than $100,000	1,406	824	3,951	2,446
Time deposits greater than $100,000	997	1,167	3,026	3,037
Federal Home Loan Bank and other borrowings	986	246	2,384	762
Federal funds purchased	1	105	49	173
Total interest expense	4,450	3,724	12,844	9,999
Net interest income	4,214	3,686	12,162	10,454
Provision for loan losses	658	360	1,600	807
Net interest income after provision for loan losses	3,556	3,326	10,562	9,647
Noninterest income:
Service charges on deposit accounts	309	220	960	653
Investment center income	387	407	1,190	1,123
Mortgage origination fees	175	--	305	--
Gain/(Loss) on sale of investment securities, net	3	--	34	(34)
Other noninterest income	90	85	186	247
Total noninterest income	964	712	2,675	1,989
Noninterest expense:
Salaries and employee benefits	1,905	1,550	5,299	4,210
Occupancy	441	360	1,110	1,077
Advertising	95	52	273	235
Audit, tax and accounting	98	63	277	177
Data processing	123	39	248	134
Other noninterest expense	491	651	1,882	1,765
Total noninterest expense	3,153	2,715	9,089	7,598
Income before provision for income taxes	1,367	1,323	4,148	4,038
Provision for income taxes	522	523	1,589	1,555
Net income	$ 845	$ 800	$ 2,559	$ 2,483
	=======	=======	=======	=======
Earnings per common share:
Basic	$ 0.26	$ 0.23	$ 0.77	$ 0.68
Diluted	$ 0.26	$ 0.23	$ 0.77	$ 0.67
Weighted average shares outstanding:
Basic	3,232,018	3,519,105	3,305,442	3,675,526
Diluted	3,253,558	3,521,445	3,319,203	3,696,944

See accompanying notes to consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND
OTHER COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands, except share data)
(Unaudited)
	Common Stock Shares At Par		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss) net of tax	Total
Balance at January 1, 2000	3,923,640	$ 23,542	$ 17,381	$ 7,379	$ (987)	$ 47,315
Comprehensive income:
Net income	--	--	--	2,483	--	2,483
Other comprehensive loss	--	--	--	--	275	275
Total comprehensive income	--	--	--	--	--	2,758
Issuance of common stock	77,478	465	298	--	--	763
Repurchase of common stock	(535,000)	(3,210)	(3,957)	--	--	(7,167)
Cash dividends	--	--	--	(1,892)	--	(1,892)
Balance at September 30, 2000	3,466,118	$ 20,797	$ 13,722	$ 7,970	$ (712)	$ 41,777
	========	=======	========	========	========	========

Balance at January 1, 2001	3,425,850	$ 20,555	$ 13,507	$ 8,159	$ 60	$ 42,281
Comprehensive income:
Net income	--	--	--	2,559	--	2,559
Other comprehensive loss	--	--	--	--	1,295	1,295
Total comprehensive income	--	--	--	--	--	3,854
Issuance of common stock	10,300	62	73	--	--	135
Repurchase of common stock	(338,770)	(2,033)	(2,776)	--	--	(4,809)
Cash dividends	--	--	--	(1,684)	--	(1,684)
Balance at September 30, 2001	3,097,380	$ 18,584	$ 10,804	$ 9,034	$ 1,355	$ 39,777
	========	========	========	========	========	========

See accompanying notes to consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Interest received	$ 24,736	$ 19,949
Fees received	2,545	1,989
Interest paid	(11,771)	(9,657)
Cash paid to suppliers and associates	(10,202)	(9,561)
Net cash provided by operating activities	5,308	2,720
Cash flows from investing activities:
Maturities of securities available for sale	16,294	12,451
Sales of securities available for sale	11,698	1,397
Purchases of securities available for sale	(88,772)	(13,131)
Loans and leases originated by customers, net	(57,258)	(48,937)
Capital expenditures	(867)	(442)
Net cash provided by investing activities	(118,905)	(48,662)
Cash flows from financing activities:
Net increase in demand deposits, NOW and money market accounts	20,240	16,334
Net increase in certificates of deposit	46,184	16,629
Repayment of advance from Federal Home Loan Bank	(31,686)	(10,000)
Advances from the Federal Home Loan Bank and other borrowings	84,451	1,536
Net proceeds from issuance of common stock	135	763
Repurchase of common stock	(4,809)	(7,167)
Cash dividends paid	(1,684)	(1,892)
Net cash provided by financing activities	112,831	16,203
Net (decrease) increase in cash and cash equivalents	(766)	(29,739)
Cash and cash equivalents at beginning of period	19,038	20,783
Cash and cash equivalents at end of period	$ 18,272	$ (8,956)
	=======	=======
Reconciliation of net income to net cash provided by operating activities:
Net income	2,559	2,483
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/loss on sale of investment securities	(34)	34
Depreciation and amortization	524	501
Provision for loan losses	1,600	807
Provision for deferred taxes	(505)	(408)
Gain on sale of foreclosed assets	(97)	--
Stock dividend income	(172)	(96)
Changes in assets and liabilities:
Decrease/(increase) in accrued interest receivable and other assets	307	(679)
Increase in accounts payable and accrued liabilities	1,126	78
Net cash provided by operating activities	$ 5,308	$ 2,720
	=======	=======
Supplemental Disclosure
Non Cash Transactions:
Change in unrealized gain/(loss) on securities available for sale and derivative financial instruments, net of tax	$ 1,295	$ 275
Cash paid for:
Income taxes	$ 2,166	$ 1,856

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

The accompanying unaudited consolidated financial statements were prepared in accordance with general practices within the banking industry, accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2001; the Company's consolidated results of operations for the three and nine months ended September 30, 2001 and September 30, 2000; the consolidated statements of shareholders' equity and comprehensive income for the nine months ended September 30, 2001 and September 30, 2000; and, the consolidated statements of cash flows for the nine months ended September 30, 2001 and September 30, 2000. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The December 31, 2000 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

The interim unaudited consolidated financial statements and notes thereto, should be read in conjunction with the Company's annual report on Form 10-K for the year-ended December 31, 2000.

B.    INVESTMENT SECURITIES

Securities with an aggregate fair market value of $96.5 million at September 30, 2001, were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required or permitted by law.

C.    RESIDENTIAL MORTGAGE LOANS

Residential mortgage loans available for sale are reflected on the balance sheet at lower of cost or market. The market value used is based on the acquisition price by third party investors.

D.    ALLOWANCE FOR LOAN LOSSES

        An analysis of the changes in the allowance for loan and lease losses follows (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Balance, beginning of period	$ 4,962	$ 4,622
Provision charged to operations	658	1,600
Loans charged off	(743)	(1,396)
Recoveries	18	69
Balance, end of period	$ 4,895	$ 4,895
	=========	========
Allowance ratios are as follows:
Balance, to loans and leases outstanding, end of period	1.51%	1.51%
Net charge-offs to average loan and lease losses (annualized)	0.91	0.59

E.    INCOME TAXES

Actual income tax expense for the three and nine months ended September 30, 2001 and 2000, respectively, differed from "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before provision for income taxes) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Computed "expected" tax expense	$ 465	$ 450	$ 1,410	$ 1,373
State tax expense, net of federal benefit	54	50	123	153
Other	3	23	56	29
Total income tax expense	$ 522	$ 523	$ 1,589	$ 1,555
	======	======	========	========

Significant temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	As of September 30, 2001	As of December 31, 2000
Deferred tax assets:
Deferred fees, principally due to timing differences in the recognition of income	$ 301	$ 278
Net operating loss carry forwards	218	218
Loans, principally due to provision for loan losses	1,006	421
Premises and equipment, principally due to differences in depreciation methods	52	49
Other	294	--
Total gross deferred tax assets	1,871	966

Deferred tax liabilities:
Unrealized gain on securities available for sale	(1,029)	(37)
Discount on investment securities deferred for tax purposes	(91)	(99)
Leases, principally due to difference in basis acquired and the recognition of income	(226)	(260)
Federal Home Loan Bank stock dividend and other liabilities	(228)	(140)
Total gross deferred tax liabilities	(1,574)	(536)
Net deferred tax assets	$ 297	$ 430
	=======	========

F.    EARNINGS PER COMMON SHARE

The basic earnings per share ratio ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The Company had outstanding stock options totaling 409,250 and 455,677 shares at September 30, 2001 and September 30, 2000, respectively. The following table is a reconciliation of average shares outstanding used in calculating basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$ 845	$ 800	$ 2,559	$ 2,483
	=====	=====	======	======
Weighted-average common shares outstanding	3,232	3,519	3,305	3,676
Dilutive common shares from options	22	2	14	21
Weighted-average diluted shares outstanding	3,254	3,521	3,319	3,697
	=====	=====	=====	=====
Net income per share:
Basic	$ 0.26	$ 0.23	$ 0.77	$ 0.68
Diluted	$ 0.26	$ 0.23	$ 0.77	$ 0.67

G.     COMPREHENSIVE INCOME

During the three and nine months ended September 30, 2001 and 2000, the only component of comprehensive income, other than net income, is changes in unrealized gains or losses on investment securities available for sale and derivative financial instruments, net of taxes.

H.     RECLASSIFICATIONS

During the first quarter 2001, the Company reclassified its loan portfolio to reflect the business purpose of the loans and reclassified the categorization at December 31, 2000 for comparative purposes. The Company's loan portfolio was historically classified by collateral codes. Such reclassifications do not affect earnings.

I.     NEW ACCOUNTING PRONOUNCEMENTS

Derivative Financial Instruments. On January 1, 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to (i) hedge exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, (ii) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or (iii) hedge foreign currency exposure. As of January 1, 2001, the Company had no derivative instruments other than certain investment securities available for sale, which are already recorded at their fair value. Accordingly, the adoption of SFAS 133 did not impact the Company's results of operations, cash flows, or financial position.

On March 26, 2001, the Company entered into a $10.0 million interest rate swap which matures on October 17, 2008 under which the Company will pay the counterparty a variable rate of three-month LIBOR plus five basis points and will receive a fixed rate of 6.00%. Interest payments are settled and variable rates reset quarterly. The counter party has the option to terminate the swap, in whole or in part, on April 17, 2002 and semi-annually thereafter. Management designated the interest rate swap as a fair value hedge of $10.0 million of brokered time deposits issued by the Company on March 26, 2001. The 6.00% fixed rate, brokered time deposits mature on October 17, 2008 and are callable by the Company on March 26, 2002 and semi-annually thereafter. In the third quarter of 2001, the Company recorded an unrealized gain of $42,000 for the market value adjustment on this fair value hedge instrument that was offset by a $42,000 increase in the market value of the 6.00% fixed rate, brokered time deposits.

On May 24, 2001, the Company entered into a $15.0 million interest rate swap agreement which matures on November 25, 2002 under which the Company will pay the counterparty a fixed rate of 4.53% and will receive a variable rate of three-month LIBOR less six basis points. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $15.0 million of $25.0 million in Federal Home Loan Bank advances entered into by the Company on May 24, 2001. For the third quarter of 2001, the cash flow hedge of long-term debt resulted in a decrease of $194,000 in other comprehensive income, net of taxes of $120,000, with a $314,000 offset to unrealized derivative loss.

On July 19, 2001, the Company entered into a $10.0 million interest rate swap agreement which matures on October 19, 2002 under which the Company will pay the counterparty a fixed rate of 4.205% and will receive a variable rate of three-month LIBOR. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $10.0 million in variable rate Federal Home Loan Bank advances entered into by the Company on July 19, 2001. For the third quarter of 2001, the cash flow hedge of long-term debt resulted in a decrease of $101,000 in other comprehensive income, net of taxes of $63,000, with a $164,000 offset to unrealized derivative loss.

The high degree of effectiveness of the Company's derivative financial instruments resulted in no impact to consolidated net income for the three and nine months ended September 30, 2001.

Business Combinations, Goodwill, and Intangible Assets. In July 2001, the FASB issued Statement No. 141 ("SFAS 141"), Business Combinations, and Statement No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment.

SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS 142's transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocation of the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Any unamortized negative goodwill existing when SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

At September 30, 2001, the Company had unamortized goodwill of $207,000. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $203,000, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $11,000 and $14,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Allowance for Loan and Lease Losses. In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") released Staff Accounting Bulletin No. 102, ("SAB 102"), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides certain views of the staff on the development, documentation, and application of a systematic loan loss allowance methodology. SAB 102 does not change any of the accounting profession's existing rules on accounting for loan loss provision or allowances. Rather, SAB 102 draws upon existing guidance. Commission rules and interpretations, accounting principles generally accepted in the United States of America, and auditing standards generally accepted in the United States of America, and explains certain views of the staff in applying existing guidance related to loan loss allowance methodologies and supporting documentation. SAB 102 is effective immediately. The Company does not expect SAB 102 to have a significant impact on its financial statements.

Asset Retirement Obligations. In July 2001, FASB issued No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after September 15, 2002, with earlier adoption permitted. The Company has not determined the impact of adopting this standard.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes both FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

J.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various commitments outstanding to extend credit, such as the funding of undrawn lines of credit or standby letters of credit, which accounting principles generally accepted in the United States of America do not require to be recognized in the financial statements. The Company, through regular reviews of these arrangements, does not anticipate any material losses as a result of these transactions. At September 30, 2001 and December 31, 2000, the Company had unfunded commitments to extend credit totaling $122.1 million and $71.5 million, respectively. Additionally, the Company had standby letters of credit of $6.6 million and $5.6 million as of September 30, 2001 and December 31, 2000, respectively.

In the normal course of business, there are various commitments to sell certain mortgage loans to third party investors, residential mortgage loans available for sale are reflected on the balance sheet at lower of cost or market. The market value used is based on the acquisition price by third party investors.

The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three-month period ended September 30, 2001, totaled approximately $1.3 million, the required balance at September 30, 2001 was $250,000. Management is of the opinion that the vault cash balances maintained are adequate.

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

  Asset levels and changes in the composition of assets and the resulting impact on capital levels and regulatory capital ratios;

  The Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

  The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

  Changes in statutes and government regulations or their interpretations applicable to bank holding companies and our present and future banking and other subsidiaries, including changes in tax requirements and tax rates; and

            Heightened economic and political uncertainties existing after September 11, 2001.

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

The following discussion compares the Company's financial condition at September 30, 2001 and December 31, 2000, and results of operations for the three and nine-month periods ending September 30, 2001, and 2000 respectively. The purpose of the discussion is to focus on important factors affecting the Company's financial condition and results of operations.

The Bank operates from its main office at 401 Church Street, Nashville, Tennessee as well as three full-service branches located at the Glendale Center in Green Hills, Maryland Farms in Brentwood and Gallatin Road in Hendersonville. The Company has received regulatory approval to establish a fifth branch office in the Cool Springs area which is expected to open during the first quarter 2002. In January 2001, the Company expanded its presence in downtown Nashville through the addition of 11,000 square feet of contiguous space in the building adjacent to its main location. Management plans to continue to seek attractive branch locations to further expand its delivery systems and increase its market share.

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

During the third quarter of 2001, the Company continued the expansion of its leasing business through TBON Leasing and its investment services through the Bank of Nashville Investment Group and its relationship with Legg Mason Financial Partners, Inc. ("LMFP"). As of September 30, 2001, the total assets under management by the Bank of Nashville Investment Group through LMFP were $298.5 million compared with $239.9 million at year-end December 31, 2000. In January 2001, the Company established TBON Mortgage as an operating division of the Bank, primarily to originate and sell, on a servicing released basis, residential mortgages. For the three month period ended September 30, 2001, origination volume was $9.3 million, of which $600,000 was retained in portfolio, $8.6 million was sold to third party investors, and $1.9 million remains available for sale. Origination volume for the nine months ended September 30, 2001 was $22.6 million, of which $3.5 million was retained in portfolio, $16.3 million was sold to third party investors, and $1.9 million remains available for sale.

Commencing in 1999, the Company approved and implemented three stock repurchase plans. As of September 30, 2001, the Company had repurchased a total of 1,227,770 shares pursuant to such plans. An additional 77,230 shares remain available for repurchase under the third plan that expires December 31, 2001.

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

Residential construction financing to builders generally has been originated in amounts not exceeding 80% of appraised value. The Company requires a mortgage title binder and builder's risk insurance in the amount of the loan. The contractual loan payment periods for residential construction loans are generally for a nine to twelve month period.

Consumer loans include automobile, recreational vehicle, and boat loans, home equity lines of credit, home improvement and personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of the loan.

The Company outsources certain non-core competencies. Currently, item processing and imaging functions are outsourced to The Intercept Group, Inc. In June 2001, the Company entered upon an agreement with Fiserv (Nasdaq: "FISV") a leading technology firm to provide core data and item processing as well as imaging services commencing during the first quarter of 2002. The accounting, financial reporting and the internal audit functions have been outsourced to the Nashville-based certified public accounting firm of Kraft Bros., Esstman Patton & Harrell, PLLC, an independent member of RSM McGladrey, Inc. The relationship with this certified independent public accounting firm provides the Company with access to both the resources of a large national accounting and consulting firm while at the same time receiving the individualized attention and fee structure provided by a local firm.

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

During the three months ended September 30, 2001, the Company completed the first of four phases related to the core system conversion program by implementing a new general ledger structure. The new general ledger, together with the data warehousing services provided by EarningsInsights, a division of Atlantic Data Services, Inc., (Nasdaq: "ADSC"), is expected to facilitate the measurement of profitability by branch, business line, account officer, customer relationship and product. Management is of the opinion that, over time, the new system should result in improved efficiency and enhanced profits. During the third quarter of 2001, the Company commenced implementation of the second phase of the core system conversion which encompasses an upgrade of the telecommunication systems and an increase in bandwidth capacity. The third and fourth phases, including network servers and the new core processing system are expected to be operational by the first quarter 2002.

General. Net income for the three months ended September 30, 2001 and 2000 was $845,000 and $800,000, respectively. Basic and Diluted EPS for the three months ended September 30, 2001 were $0.26 compared with $0.23 respectively, for the same period in 2000. Net income for the nine months ended September 30, 2001 and 2000 increased by $76,000 or 3.1% to $2.6 million. Basic and diluted EPS for the nine months ended September 30, 2001 were $0.77 compared with $0.68 and $0.67, respectively, for the same period in 2000.

At September 30, 2001, and December 31, 2000 total assets and net loans were $473.4 million and $319.3 million, respectively, compared with $354.6 million and $265.9 million, respectively. At September 30, 2001, and December 31, 2000 total liabilities and total shareholders' equity were $433.5 million and $39.8 million, respectively, compared with $312.3 million and $42.3 million, respectively, at December 31, 2000.

For the nine months ended September 30, 2001 and 2000, the annualized return on average assets was 0.81%  and 1.04%, respectively. The decrease in the return on average assets resulted from a greater percentage of investment income on investments securities to total interest income which generally have lower yields than loans, and reduced loan yields resulting from declining interest rates. The increase in the percent of investment income resulted from the leverage strategy in fixed income securities designed to offset the decline in interest income on loans and the costs associated with the new core processing system. For the nine months ended September 30, 2001 and 2000, the annualized return on average equity was 8.33%, and 7.42%, respectively. The increase in annualized return on average equity reflected the Company's increased net income and a reduction in average equity resulting from the stock repurchase program.

Net Interest Income. Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and interest paid on interest-bearing liabilities. Fluctuations in interest rates, volume and mix changes in earning assets and, non-interest and interest-bearing liabilities, impact net interest income.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three and nine-month periods ended September 30, 2001 as compared with the same periods for September 30, 2000. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

	Three months ended September 30,			Nine months ended September 30,
	2001 vs. 2000			2001 vs. 2000
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$ 4,490	$ (3,815)	$ 675	$ 5,413	$ (1,690)	$ 3,723
Taxable securities	955	(525)	430	801	(190)	611
Tax-exempt securities	(23)	33	10	7	(7)	--
Federal funds sold and other temporary investments	182	(43)	139	293	(74)	219
Total increase (decrease) in interest income	5,604	(4,350)	1,254	6,513	(1,960)	4,553
Interest-bearing liabilities:
NOW and money market accounts	1,425	(1,747)	(322)	580	(727)	(147)
Time deposits	1,409	(997)	412	1,640	(146)	1,494
Federal funds purchased	297	(401)	(104)	2,251	(40)	2,211
FHLB and other borrowings	1,009	(269)	740	(561)	(152)	(713)
Total increase (decrease) in interest expense	4,140	(3,414)	726	3,911	(1,066)	2,845
Increase (decrease) in net interest income	$ 1,464	$ (936)	$ 528	$ 2,602	$ (894)	$ 1,708
	======	======	======	======	======	======

The following tables present the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three and nine-month periods ended September 30, 2001 and 2000. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans having a zero yield.

For the three months ended September 30, 2001 and 2000, net interest margin (net interest income expressed as a percentage of average earning assets) was 3.72% and 4.56%, respectively. The decline in net interest margin resulted from the combined effects of the Company's short-term asset sensitive position and increase in lower yielding investment securities.

	For the three months ended September 30,
	2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans and leases	$ 319,923	$ 6,705	8.38%	$ 242,213	$ 6,030	9.96%
Taxable securities	111,068	1,743	6.28%	75,299	1,313	6.97%
Tax-exempt securities	2,375	39	6.57%	2,264	29	5.12%
Federal funds sold and other temporary investments	19,286	177	3.67%	2,981	38	5.10%
Total interest earning assets	452,652	8,664	7.66%	322,757	7,410	9.18%
Less allowance for loan and lease losses	(5,158)			(4,548)
Total interest-earning assets, net of allowance for loan losses	447,494			318,209
Non-earning assets	23,743			17,967
TOTAL ASSETS	$ 471,237			$ 336,176
	========			========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW and money market accounts	129,240	1,060	3.28%	115,236	1,382	4.80%
Time deposits	174,454	2,403	5.51%	126,453	1,991	6.30%
Federal funds purchased and securities sold under repurchase agreements	1,417	1	0.28%	6,585	105	6.38%
FHLB and other borrowings	89,005	986	4.44%	16,127	246	6.10%
Total interest-bearing liabilities	394,116	4,450	4.52%	264,401	3,724	5.63%
Noninterest- bearing liabilities:
Noninterest-bearing demand deposits	33,671			25,757
Other liabilities	4,257			3,140
TOTAL LIABILITIES	432,044			293,298

SHAREHOLDERS' EQUITY	39,193			42,878

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 471,237			$ 336,176
	========			========
NET INTEREST INCOME		$ 4,214			$ 3,686
		======			======
NET INTEREST SPREAD			3.14%			3.55%
			=====			=====
NET INTEREST MARGIN			3.72%			4.56%
			=====			=====

For the nine months ended September 30, 2001 and 2000, net interest margin (net interest income expressed as a percentage of average earning assets) was 4.03% and 4.60%, respectively. The decline in net interest margin resulted primarily from the Company's short-term asset sensitive position.

	For the nine months ended September 30,
	2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans and leases	$ 300,137	$ 20,142	8.95%	$ 225,778	$ 16,419	9.70%
Taxable securities	88,338	4,394	6.63%	73,195	3,783	6.89%
Tax-exempt securities	2,363	87	4.91%	2,224	87	5.22%
Federal funds sold and other temporary investments	11,745	383	4.35%	3,332	164	6.56%
Total interest earning assets	402,584	25,006	8.28%	304,529	20,453	8.96%
Less allowance for loan and lease losses	(4,950)			(4,400)
Total interest-earning assets, net of allowance for loan losses	397,633			300,129
Non-earning assets	22,728			17,296
TOTAL ASSETS	$ 420,361			$ 317,425
	=======			=======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW and money market accounts	119,557	3,434	3.83%	105,699	3,581	4.52%
Time deposits	157,868	6,977	5.89%	121,587	5,483	6.01%
Federal funds purchased and securities sold under repurchase agreements	1,236	49	5.28%	3,609	173	6.39%
FHLB and other borrowings	62,704	2,384	5.07%	17,044	762	5.96%
Total interest-bearing liabilities	341,365	12,844	5.02%	247,939	9,999	5.38%
Non-interest bearing liabilities:
Noninterest-bearing demand deposits	31,968			22,910
Other liabilities	6,085			2,882
TOTAL LIABILITIES	379,418			273,731

SHAREHOLDERS' EQUITY	40,943			43,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 420,361			$ 317,425
	=======			=======
NET INTEREST INCOME		$ 12,162			$ 10,454
		=======			======
NET INTEREST SPREAD			3.26%			3.58%
			=====			=====
NET INTEREST MARGIN			4.03%			4.60%
			======			======

Management and the Asset Liability Committee of the Board of Directors ("ALCO") continue to review various strategies to enhance net interest income and improve funding. These include but are not limited to the issuance of wholesale and brokered CDs, increased levels of borrowings from the FHLB, and the implementation of future leveraging strategies. At September 30, 2001 the Company had $89.0 million in FHLB borrowings compared with $36.2 million at December 31, 2000.

During the three months ended September 30, 2001, the Company added $658,000 to the provision for loan and lease losses, compared with $360,000 during the same period of 2000. The increase in the provision is attributable to the growth in the loan portfolio and a $1.6 million increase in the level of non-performing assets. There was one $422,000 loan 90 days or more past due and still accruing interest at September 30, 2001. There were no loans 90 days or more past due and still accruing interest at September 30, 2000. Subsequent to quarter-end September 30, 2001, the $422,000 reported under the 90 days or more past due and still accruing interest category has been fully repaid.

Non-Interest Income. For the three months ended September 30, 2001, non-interest income increased by $252,000 or 35.4% to $964,000 from $712,000 for the same period in 2000. Included in non-interest income for the three months ended September 30, 2001 was $387,000 investment center income which decreased by $20,000, $309,000 in service charges on deposit accounts which increased by $89,000, and $175,000 in residential mortgages origination fees which resulted from the Residential Mortgage lending division which commenced operations in January 2001.

For the nine-month period ending September 30, 2001, non-interest income increased by $687,000 or 34.5% to $2.7 million compared with $2.0 million for the same period in 2000. Included in non-interest income for the nine months ended September 30, 2001 were $960,000 in service charges on deposit accounts, which increased by $307,000, $1.2 million in investment center income, which increased by $67,000 and $305,000 in residential mortgage origination fees. The increase in residential origination income reflects the Company's continued efforts to diversify its sources of non-interest income.

Non-Interest Expense. During the three months ended September 30, 2001, non-interest expense increased by $438,000, or 16.1%, to $3.2 million, compared with the same period in 2000. This increase was the result of increases of $355,000 in salaries and employee benefits and $81,000 in occupancy expense resulting from higher salaries and employee benefits and occupancy expense related to the expansion in loan origination and administration staff.

During the nine-month period ending on September 30, 2001 total non-interest expense increased by $1.5 million, or 19.6%, compared with the same period of 2000. The increase resulted from a $1.1 million increase in salaries and employee benefits, and a $117,000 increase in other non-interest expense. The increase in other non-interest expense resulted primarily from higher expenses related to expansion of the Company's accounts receivable financing and residential mortgage lending programs. At September 30, 2001, the Company had 104 employees compared with 94 employees at September 30, 2000. Plans for the remainder of year 2001 include continued expansion in lending and support areas of the Company's commercial banking activities, expansion of consumer banking services, and further expansion of the Company's investment center services. It is expected that the Company's non-interest expense will also increase during the remainder of 2001 due to aforementioned factors and technology investments necessary to enhance the Company's product and service delivery capabilities.

Income Taxes. During the three months ended September 30, 2001, the Company recorded provision for income taxes of $522,000, compared with $523,000 during the same period in 2000. The effective tax rate for each three-month period was 38.2% and 39.5%, respectively. During the first nine months of 2001, the Company recorded a provision for income taxes of $1.6 million, compared with $1.6 million recorded for the same period of 2000. The effective tax rate for each nine-month period was 38.3% and 38.5%, respectively.

FINANCIAL CONDITION

Total assets at September 30, 2001, were $473.3 million, an increase of $118.6 million, or 33.5%, from December 31, 2000. This increase was due to a $53.7 million increase in total loans outstanding and a $63.5 million increase in investment securities.

Loan Portfolio. Loans and leases, net of unearned income and allowance for loan and lease losses, increased by 20.1% to $319.3 million at September 30, 2001, from $265.9 million at December 31, 2000. The growth in net loans reflected the Company's investment in loan production capacity. At September 30, 2001 and December 31, 2000, the ratio of total loans to total deposits was 95.5% and 99.1%, respectively. For the same periods, total loans represented 68.5% and 76.3% of total assets, respectively; the following table summarizes the composition of the Company's loan portfolio, excluding $1.9 million in residential mortgages held for sale, net of unearned income, by type of loan:

	As of September 30, 2001		As of December 31, 2000
	Amount	Percent	Amount	Percent
Commercial	(Dollars in thousands)
Loans	$ 122,941	37.8%	$ 103,245	38.2%
Leases	15,417	4.8	14,734	5.4
Total commercial loans and leases	138,358	42.6	117,979	43.6
Real estate mortgage:
Residential	14,600	4.5	10,406	3.8
Commercial	96,156	29.7	76,537	28.3
Total real estate mortgage	110,756	34.2	86,943	32.1
Real estate construction:
Residential	3,033	0.9	6,522	2.4
Commercial	38,842	12.0	31,377	11.6
Total real estate construction	41,875	12.9	37,899	14.0
Consumer	33,256	10.3	27,747	10.3
Gross loans and leases	324,245	100.0%	270,568	100.0%
Less: allowance for loan and lease losses	(4,895)	======	(4,622)	======
Net loans and leases	$ 319,350		$ 265,946
	======		======

Non-Performing Assets and Impaired Loans. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days or more are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. Once the entire principal has been collected, any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in the three and nine months ended September 30, 2001 or the year 2000.

At September 30, 2001, non-performing assets, including non-accrual loans, repossessed equipment and other real estate owned, were $2.9 million, compared with $1.3 million at December 31, 2000. The increase in non-performing assets was primarily the result of four loans placed on non-accrual in the third quarter of 2001 with an aggregate total value of $650,000 and one loan recorded as 90 days past due but still accruing for $422,000, which was in the process of collection and was fully repaid subsequent to September 30, 2001.

At September 30, 2001 and December 31, 2000, loans on nonaccrual status amounted to $1.8 million and $776,000, respectively. The effect of nonaccrual loans was to reduce interest income by approximately $90,000 and $318,000, for the three and nine-month periods ended September 30, 2001, respectively, and $219,000 for the year ended December 31, 2000. At September 30, 2001, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual.

At September 30, 2001, and December 31, 2000, the Company had 14 and eight impaired loans totaling $2.7 million and $985,000, respectively. In addition to allocated reserves to homogenous loan pools, at September 30, 2001, the Company had $306,000 in specific reserves allocated against four of the 14 impaired loans. At December 31, 2000, the Company had $96,000 in specific reserve allocated against two of the eight impaired loans.

The following table presents information regarding non-performing assets at the periods indicated:

	As of September 30, 2001		As of December 31, 2000
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Nonaccrual loans	$ 1,808	62.24%	$ 776	57.74%
Accruing loans 90 days or more past due	422	14.53	--	--
Repossessed equipment	638	21.96	213	15.85
Other real estate owned	37	1.27	355	26.41
Total non-performing assets	$ 2,905	100.00%	$ 1,344	100.00%
	======	=======	======	=======
Non-performing assets to total loans and leases and other real estate	0.90%		0.49%
Non-performing assets to total assets	0.61		0.38

At September 30, 2001, other potential problem loans were $1.9 million compared with $429,000 at December 31, 2000. Other potential problem loans consist of loans that are currently not considered non-performing, but where information about possible credit problems has caused the Company to have concerns as to the ability of the borrower to fully comply with present repayment terms. Depending on economic changes and future events, these loans and others, which may not be presently identified, could become future non-performing assets.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan and lease losses, which it believes, is adequate for estimated losses inherent in the loan portfolio. Based on an evaluation of the loan portfolio, Management presents a quarterly review of the allowance for loan and lease losses to the Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, Management considers the industry diversification of the loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, delinquency trends, the evaluation of its loan portfolio and loan growth by lending staff and credit administration as well as the loan review function and the annual examination of the Company's financial statements by its independent accountants. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

The Company follows a loan review program utilizing both Company staff and independent third party consultants to ensure adequate coverage of all credit exposure and to adequately evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps Management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan and lease losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Presently, loans classified as "doubtful" are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "loss" are those loans which are in the process of being charged off.

In addition to the list of delinquent loans and classified loans, the Company maintains a list of criticized or "Special Mention" loans. These loans have marginal quality which represent a higher level of credit risk, but not sufficient to warrant adverse classification. A separate "Watch" list is also maintained which further aids the Company in monitoring the loan portfolio. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan lease losses.

Quarterly, the Company utilizes a migration analysis to assess the adequacy of the allowance for loans and lease losses taking into account the net charge off rates of homogenous loan pools over predetermined historical periods. Due to recent deterioration of the economy, during the third quarter of 2001, the Company commenced utilizing historical charge off rates for the previous eight quarters. The resulting allowance is then subjectively attuned through an analysis of criticized, adversely classified and non-homogenous loan pools. Consequently, Company's allowance for loan and lease losses reflects both qualitative and quantitative estimates of potential credit losses expected over the life of the loans within each risk-rating category for each loan pool in the portfolio. Additionally, Management establishes specific allowances for loans and leases, which in its opinion require reserves different from those allocated through the use of the migration analysis. To accomplish this, Management takes into consideration, among others, the classification or delinquency status of the loans, availability, type and value of supporting collateral, prevalent economic conditions and the financial strength of the borrowers and guarantors.

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

At September 30, 2001 and December 31, 2000, the allowance for loan and lease losses aggregated $4.9 million and $4.6 million, or 1.51% and 1.71% of total loans, respectively. As of September 30, 2001, the allocated and unallocated portions of the allowance were $4.0 million and $851,000, respectively. The unallocated portion of the reserve represented 17.4% of the total allowance at September 30, 2001 compared with 23.5% at December 31, 2000. During the third quarter of 2001, the impact of the net charge offs and change in historical statistics utilized on the migration analysis performed on the loan portfolio resulted in a shift in the allowance from the unallocated to the allocated portion of the allowance. Due to the subjectivity involved in the determination of the unallocated portion of the allowance for loan and lease losses, the relationship of the unallocated component to the total allowance may fluctuate from period to period. Presently, management is of the opinion that the reserves are appropriate considering the current level of loans and leases and overall asset quality reflected in the portfolio. Furthermore, while the allowance for loan and lease losses and the amount of the provision for loan and lease losses are established on a quarterly basis, given the inherent uncertainties of such an estimation process, no assurance can be given as to the adequacy or the ultimate amount of the allowance at any future date.

The following table presents an analysis of the allowance for loan and lease losses and other related data:

	As of and for the nine months ended September 30, 2001	As of and for the twelve months ended December 31, 2000
	(Dollars in thousands)
Average loans outstanding	$ 300,137	$ 235,432
	========	========
Total loans outstanding at end of period	$ 324,245	$ 270,568
	========	========
Allowance for loan and lease losses at beginning of period	$ 4,622	$ 4,062
Provision for loan losses	1,600	1,256
Charge-offs:
Commercial loans	(1,229)	(678)
Commercial leases	(47)	(94)
Real estate - mortgage	(77)	(11)
Real estate - construction	--	--
Consumer and other	(43)	(31)
Total charge-offs	(1,396)	(814)
Recoveries:
Commercial loans	23	90
Commercial leases	--	20
Real estate - mortgage	14	--
Real estate - construction	--	--
Consumer and other	32	8
Total recoveries	69	118
Net loan charge-offs	(1,327)	(696)
Allowance for loan and lease losses at end of period	$ 4,895	$ 4,622
	=======	=======
Ratio of allowance to end of period total loans	1.51%	1.71%
Ratio of net loan charge-offs to average loans and leases (annualized)	0.59	0.31
Ratio of allowance to end of period non-performing loans	270.74	595.62

Investment Securities. The investment portfolio is managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. At September 30, 2001, the investment securities portfolio totaled $126.2 million, an increase of $63.5 million or 101.0% from $62.8 million at December 31, 2000. This increase was primarily due to Management's effort to increase the level of average earning assets to offset the decline in the interest earned from average loans resulting from the declining interest rate environment prevalent during the period. At September 30, 2001 and December 31, 2000, the Company maintained the entire investment portfolio classified as available-for-sale.

Deposits. At September 30, 2001, total deposits increased by $66.5 million, or 24.3%, to $339.5 million, from $273.0 million at December 31, 2000. The increase in deposits was comprised of a $17.6 million increase in time deposits greater than $100,000, a $28.6 million increase in time deposits less than $100,000 and $6.0 million in non-interest-bearing demand deposits, a $11.7 million increase in NOW accounts and an increase of $2.5 million in money market accounts. The deposit increase was comprised of $44.0 million in deposits from the Company's market complemented by $22.5 million in time deposits, with a weighted average life of 38 months, from wholesale sources.

Non-interest-bearing deposits at September 30, 2001 increased by $6.0 million or 21.4% to $33.8 million from $27.9 million at December 31, 2000. The Company's ratios of noninterest-bearing demand deposits to total deposits for September 30, 2001 and December 31, 2000 were 9.96% and 10.2%, respectively.

Core deposits, a relatively stable funding base, comprised 67.7% of total deposits at September 30, 2001 and 70.0% at December 31, 2000. Core deposits represent total deposits excluding time deposits greater than $100,000, brokered and wholesale time deposits. The drop in percentage of core deposits to total deposits is attributable to $15.2 million in wholesale time deposits, with an average weighted maturity of 37 months, issued during the second quarter of 2001. At September 30, 2001, interest-bearing deposits increased by $60.5 million or 25% to $305.7 million from $245.2 million at December 31, 2000.

Federal Home Loan Bank and Other Borrowings. At September 30, 2001 the Company had $89.0 million in FHLB borrowings, with an average interest rate of 4.15% per annum. Total borrowed funds increased $52.8 million at September 30, 2001 from December 31, 2000. This increase was comprised of FHLB borrowings, which were utilized in conjunction with the Company's leverage strategy.

At September 30, 2001 and December 31, 2000, the Company had available for its use $32.5 million and $38.5 million, respectively, of short term unsecured lines of credit. Such short-term lines serve as a temporary liquidity source for unanticipated loan surges or deposit drops. These lines facilitate federal funds borrowings and bear a rate that is equal to the current rate for federal funds purchased. There were no amounts outstanding under these lines of credit at September 30, 2001 and December 31, 2000.

Capital Resources. Shareholder's equity declined by $2.5 million to $39.8 million at September 30, 2001, from $42.3 million at December 31, 2000. Unrealized gains on securities available for sale were $1.6 million, net of tax, at September 30, 2001, compared with $60,000, net of tax, at December 31, 2000. The decrease in shareholders' equity was primarily due to the repurchase of 338,770 shares of common stock repurchased during the nine months ended September 30, 2001 pursuant to the Company's stock repurchase plans.

At September 30, 2001 total shareholders' equity as a percentage of total assets declined to 8.4% from 11.9%, due to the stock buy-backs, dividends paid, and a 33.5% increase in total assets during the first nine months of 2001. These factors were partially offset by $2.6 million in net income recorded during the first nine months of 2001.

The Company reported dividend payments of $1.7 million during the first nine months of 2001 compared with $1.9 million for the same period in 2000. The total dividend payments during the first nine months of 2001 and 2000 were $0.51 per share.

The Company's capital ratios continued to exceed all regulatory requirements reflecting a significant amount of excess capital based on industry standards and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") minimum ratios. The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of September 30, 2001 to the minimum and well-capitalized regulatory standards:

	Minimum Required	Well Capitalized	Actual Ratio at September 30, 2001
The Company
Leverage ratio	3.00%(1)	N/A	8.11%
Tier 1 risk-based capital ratio	4.00	N/A	10.51
Risk-based capital ratio	8.00	N/A	11.76
The Bank
Leverage ratio	3.00%(1)	5.00%	7.36%
Tier 1 risk-based capital ratio	4.00	6.00	9.49
Risk-based capital ratio	8.00	10.00	10.74
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

The following table provides Management with repricing data within given time frames. The purpose of this information is to assist Management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates that at September 30, 2001, the Company was asset sensitive up to a 30-day period and had a negative cumulative GAP for the time periods up to and including one year. With this condition, in a declining rate environment the Company would see deterioration in income for a period up to and including 30 days, with an improving position over the 31 to 365 day period. The Company is aware of this imbalance and has initiated strategies attempting to minimize the impact of a positive GAP position over the 30-day period via the use of interest rate swaps and floating rate advances from the FHLB.

Volumes Subject to Repricing Within

	0-30 Days	31-180 Days	181-365 Days	1-3 Years	3-5 Years	6-10 Years	Greater than 10 Years	Total
(in thousands)
Interest-earning assets:
Securities	$ 6,816	$ 13,102	$ 15,397	$ 40,387	$ 21,037	$ 19,547	$ 9,944	$ 126,230
Total loans(1)	171,506	16,371	14,565	66,090	49,013	6,213	487	324,245
Due from banks	945	--	--	--	--	--	--	945
Federal funds sold and other temporary investments	5,000	--	--	--	--	--	--	5,000
Total interest-earning assets	$ 184,268	$ 29,473	$ 29,962	$ 106,477	$ 70,050	$ 25,760	$ 10,431	$ 456,420
	=======	=======	======	=======	======	======	======	=======
Interest-bearing liabilities:
Money market and NOW accounts	$ 126,798	$ --	$ --	$ --	$ --	$ --	$ --	$ 126,798
Time deposits	11,979	46,585	76,413	23,140	10,757	10,001	--	178,875
FHLB and other borrowings	10,000	25,000	14,000	--	--	40,000	--	89,000
Total interest-bearing liabilities	$ 148,777	$ 71,585	$ 166,826	$ 46,280	$ 21,514	$ 60,002	$ 10,431	$ 394,673
	=======	=======	=======	=======	=======	=======	=======	=======
Period GAP	$ 35,490	$ (42,112)	$ (60,451)	$ 83,337	$ 59,293	$ (24,241)	$ 10,431	$ 61,747
Cumulative GAP	35,490	(6,622)	(67,073)	16,264	75,557	51,316	61,747
Period GAP to total assets	7.50%	-8.90%	-12.77%	17.61%	12.53%	-5.12%	2.20%
Cumulative GAP to total assets	7.50	-1.40	-14.17	3.44	15.96	10.84	13.05
Cumulative interest-earning assets to cumulative interest-bearing liabilities	123.85	41.17	33.14	460.15	651.20	51.52	NM

(1) Excluding $1.9 million in residential mortgages held for sale.

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

The percentage change in EVE as a result of a 200 basis point decrease in interest rates at September 30, 2001 was 8.7% compared with 5.0% at December 31, 2000. The percentage change in EVE as a result of a 200 basis point increase in interest rates at September 30, 2001 was 9.3% compared with 4.7% at December 31, 2000. Presented below, as of September 30, 2001, is an analysis of the Company's interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

Change in Rates	$ Change in EVE (In Thousands)	% Change in EVE	EVE as a % of Present Value of Assets
			EVE Ratio	Change
-200 bps.	$ 1,271	2.93	8.71	19 bps.
0 bps.	---	---	8.51	---
+200 bps.	$ 3,478	8.02	9.27	75 bps.

The Company's EVE is most directly affected by the convexity and duration of its investment portfolio. The duration and negative convexity of the Company's investment portfolio produce disproportionate effects on the portfolio value with changes in interest rates. Convexity measures the percentage of portfolio price appreciation or depreciation relative to a decrease or increase in interest rates. The higher the negative convexity, the greater the decline in the value of a fixed income security as interest rates increase. The Company's investment portfolio is primarily comprised of long-term, fixed income securities, the value of which would be adversely affected in a rising interest rate environment.

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

On January 1, 2001, the Company adopted SFAS 133. Accordingly, all derivatives are recorded in the financial statements at fair value. Additional information on derivative hedging activity is included in Note I to the consolidated financial statements. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk.

On March 26, 2001, the Company entered into a $10.0 million interest rate swap which matures on October 17, 2008 under which the Company will pay the counterparty a variable rate of three-month LIBOR plus five basis points and will receive a fixed rate of 6.00%. Interest payments are settled and variable rates reset quarterly. The counter party has the option to terminate the swap, in whole or in part, on April 17, 2002 and semi-annually thereafter. Management designated the interest rate swap as a fair value hedge of $10.0 million of brokered time deposits issued by the Company on March 26, 2001. The 6.00% fixed rate, brokered time deposits mature on October 17, 2008 and are callable by the Company on March 26, 2002 and semi-annually thereafter. In the third quarter of 2001, the Company recorded an unrealized gain of $42,000 for the market value adjustment on this fair value hedge instrument that was offset by a $42,000 increase in the market value of the 6.00% fixed rate, brokered time deposits.

On May 24, 2001, the Company entered into a $15.0 million interest rate swap agreement which matures on November 25, 2002 under which the Company will pay the counterparty a fixed rate of 4.53% and will receive a variable rate of three-month LIBOR less six basis points. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $15.0 million of $25.0 million in variable rate Federal Home Loan Bank advances entered into by the Company on May 24, 2001. For the third quarter of 2001, the cash flow hedge of long-term debt resulted in a decrease of $194,000 in other comprehensive income, net of taxes of $120,000, with a $314,000 offset to unrealized derivative loss.

On July 19, 2001, the Company entered into a $10.0 million interest rate swap agreement which matures on October 19, 2002 under which the Company will pay the counterparty a fixed rate of 4.205% and will receive a variable rate of three-month LIBOR. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $10.0 million in variable rate Federal Home Loan Bank advances entered into by the Company on July 19, 2001. For the third quarter of 2001, the cash flow hedge of long-term debt resulted in a decrease of $101,000 in other comprehensive income, net of taxes of $63,000, with a $164,000 offset to unrealized derivative loss.

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

The Company's liquidity needs are met primarily by financing activities, consisting mainly of core deposits, but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, accounted for 67.7% of total deposits at September 30, 2001 compared to 70.0% at December 31, 2000. Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale and brokered domestic deposits, FHLB and other short term borrowings, were $89.0 million at September 30, 2001, compared with $36.2 million at December 31, 2000. Cash flows from operations are also a significant source of liquidity. Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan and lease losses, and deferred tax items.

Liquidity is strengthened by ready access to a diversified base of wholesale funding sources. These sources include federal funds purchased, securities sold under agreements to repurchase, certificates of deposit, and FHLB advances. Liquidity is also available through unpledged loans and securities in the investment portfolio.

The Company has a contingency funding plan that stress-tests liquidity needs that may arise from certain events such as rapid loan growth or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes the Company has the funding capacity to meet operational and contingent liquidity needs.

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

At September 30, 2001 and December 31, 2000, the Company had available for its use $32.5 million and $38.5 million, respectively, of short-term unsecured lines of credit. Such short-term lines serve as a temporary liquidity source for unanticipated loan and investment surges. These lines facilitate federal funds borrowings and bear a rate that is equal to the current rate for federal funds purchased. At September 30, 2001 and December 31, 2000 the Company had no outstanding borrowings under these lines of credit.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable

Item 2.     Changes in Securities and Use of Proceeds

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters To a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable

Item 6A.     Exhibits

Exhibit
Number	Identification of Exhibit

11	- Computation of Earnings Per Common Share, included as Note (F) to the Interim Consolidated Financial Statements on Page 7 of this Form 10-Q.

Item 6B.     Reports on Form 8-K filed during the three months ended September 30, 2001

   Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL GROUP, INC.
                             Registrant

Date: November 14, 2001	By: /s/ J. HUNTER ATKINS
J. Hunter Atkins
President and Chief Executive Officer

Date: November 14, 2001	By: /s/ ATTILIO F. GALLI
Attilio F. Galli
Chief Financial Officer