Form 10-K
period 2001-12-31
COMMUNITY FINANCIAL GROUP INC
filed 2002-04-01
CIK 852677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

________________________

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  Yes [x]  No [_].

________________________

    As of March 22, 2002, the number of outstanding shares of Common Stock was 3,080,709. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $38,907,359.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders (Part III, Items 10-13)

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Annual Report on Form 10-K and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Community Financial Group, Inc. (the "Company" or "CFGI") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (i) the effects of future economic conditions on the Company and its customers; (ii) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (iii) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (iv) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and (v) the failure of assumptions underlying the establishment of the allowance for loan and lease losses and estimations of values of collateral and various financial assets and liabilities. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 1.     BUSINESS

THE COMPANY

General. The Company was incorporated in Tennessee on December 13, 1995 as a bank holding company pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for The Bank of Nashville (the "Bank"). On April 30, 1996, the Company executed a plan of exchange with the Bank, whereby it became the holding company of the Bank. The Bank is a state-chartered bank incorporated in 1989 under the laws of the state of Tennessee. The Bank owns 100% of the stock of T BON-Mooreland Joint Venture, LLC ("TBON-Mooreland"), a title agency, and has a majority interest in Machinery Leasing Company of North America, Inc. ("TBON Leasing"). The Company's headquarters are located at 401 Church Street, Suite 200, Nashville, Tennessee 37219, and its telephone number is (615) 271-2000.

The Company's mission is to create long-term shareholder value by providing superior financial services through committed professionals who work in an environment which enables them to achieve their fullest potential while being involved, concerned citizens.

Business Strategy. The Company provides an array of sophisticated banking and financial services, including commercial and consumer banking, real estate construction and mortgages, lease financing, title services, and financial and investment services - through its relationship with Legg Mason Financial Partners, Inc. ("LMFP"), a registered broker-dealer subsidiary of the investment banking firm Legg Mason Wood Walker, Inc.  The Company has four locations, including its Main branch located in downtown Nashville, and suburban branches in Green Hills, Brentwood, and Hendersonville. These locations are complemented by the Company's four "Bank-on-Call" mobile branches which operate throughout the market area with at-your-door banking convenience and a network of eleven automated teller machines ("ATMs") strategically located throughout the Nashville metropolitan area. In addition to the four existing branch locations, the Company has received regulatory approval to establish an additional suburban Nashville branch in the Cool Springs area which is expected to open during the first half of 2002. Additionally, the Company has entered into a contract, subject to regulatory approval, to open a sixth branch, in the Donelson/Hermitage area.

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

The Company seeks credits of good quality within its target market exhibiting good historical trends, stable cash flows, and secondary sources of repayment from tangible collateral. The Company extends credit for the purpose of establishing and continuing long-term relationships. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Company and must obtain appropriate approvals for credit extensions in excess of assigned individuals' lending limits. The Company also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.

The Company outsources certain non-core competencies. Currently, item processing and imaging functions are outsourced to The Intercept Group, Inc. (Nasdaq: "ICPT"). In June 2001, the Company entered upon an agreement with Fiserv Solutions, Inc. to provide core data and item processing as well as imaging services. In the first quarter 2002, the Company decided to cancel the proposed outsourcing agreement with Fiserv and continue its outsourcing arrangement with Intercept. The accounting, financial reporting and the internal audit functions have been outsourced to the Nashville-based certified public accounting firm of Kraft Bros., Esstman, Patton & Harrell, PLLC, an independent member of RSM McGladrey, Inc. The relationship with this certified independent public accounting firm provides the Company with access to both the resources of a large national accounting and consulting firm while at the same time receiving the individualized attention and fee structure provided by a local firm. In March 2001, the Company entered upon an agreement with Professional Bank Services, Inc. ("PBS") to provide loan review services to complement the services provided by the in-house loan review department.

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

The Company has a five-part strategy for growth. First, the Company will continue to focus on maintaining high asset quality and to further diversify credit risk by broadening its consumer practice and expanding its product offerings.

Second, the Company will continue to concentrate its efforts on small and medium sized businesses, their owners and employees, and private banking customers for loan and deposit opportunities as it has successfully done since its onset. The commercial banking sector is generally characterized by privately held companies with annual revenues ranging from $5 million to $50 million and borrowings ranging from $50,000 to $7 million, but primarily in the $150,000 to $3 million range. The Company's target market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with localized decision-making and loan officers who are responsive and experienced and have ready access to the bank's senior management. In implementing this part of its strategy, the Company continues to explore opportunities to solidify existing and build new customer relationships by providing new services and expanding its base of services in the professional and executive market to meet the demands of that sector.

Third, capitalizing on its reputation of superior customer service, the Company intends to enhance its delivery systems by selectively expanding the branch and ATM network in areas that demographically complement its existing and targeted customer base. As other local banks are acquired by out-of-state organizations, the Company believes that the establishment of branches will better meet the needs of customers in many Nashville area neighborhoods who feel disenfranchised by larger regional or national organizations. The Company intends to also complement the traditional brick-and-mortar branch system with alternative delivery systems, including but not limited to financial kiosks, enhanced Internet banking services, ACH originations, voice response services, and a telephone-banking center.

Fourth, the Company intends to continue to use state-of-the-art technology to diversify and enhance its delivery channels, improve products and services and reduce operating costs. To accomplish this, in 2001, the Company retained Brintech, Inc., a technology consulting firm, to assist in conducting a technology assessment plan and help in the identification and selection of a new core processing system capable of delivering a broad array of financial products while at the same time reducing processing costs and response time. To defray the costs associated with the new core processing and telecommunications systems, during the year ended December 31, 2001, the Company pursued a leveraged strategy by acquiring investment securities and funding such investments with increased borrowings from the Federal Home Loan Bank of Cincinnati (the "FHLB"). As a result of this, the investment portfolio increased from $62.8 million to $113.4 million, which resulted in $1.2 million in additional interest income from investment securities.

During the year-ended December 31, 2001, the Company completed two of the four stages related to the core system conversion program by implementing a new general ledger structure and improving its telecommunication system. Management is of the opinion that, over time, the new systems should result in improved efficiency and enhanced profits. The Company also began implementation of the third and fourth stages, which comprise network servers and the new core processing system. The new core processing system is expected to be fully operational during the second quarter of 2002.

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

At December 31, 2001, the Company reported a total risk-based capital ratio of 11.07%, the Tier 1 risk-based capital ratio of 9.82% and the Tier 1 leverage ratio of 8.55%. These capital ratios exceed the current regulatory minimum requirements of 8.0%, 4.0% and 3.0%, respectively, for a bank holding company to be adequately capitalized.

During the year 2001, the Company declared dividends of $.068 per share, which resulted in a dividend payout ratio of 66.7%, compared with 75.6% during the year 2000.

THE BANK

The Bank has accomplished its growth internally through the establishment of de-novo branches in areas meeting its target market characteristics and predominantly serving small and mid sized businesses, their owners, and employees. The Bank's community banking approach is characterized by providing an array of product offerings specifically designed to appeal to its customer base enhanced with personalized service. The Company believes that it has developed a reputation as the premier provider of financial products and services to small and medium-sized businesses and consumers located in the communities that it serves. Each of its lines of business is an outgrowth of the Company's expertise in meeting the particular needs of its customers. The Company's principal product offerings are the following:

Commercial Loans. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. The Company's commercial lending emphasis includes loans to the real estate industry and building contractors, health and business service companies as well as non-depository financial institutions. The Company makes available to businesses a broad range of short and medium-term commercial lending products, including working capital lines (for financing inventory and accounts receivable), purchases of machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2001, the Company's commercial loan portfolio totaled $138.3 million or 40.7% of gross loans.

Commercial Mortgage Loans. The Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of three to seven years. As of December 31, 2001, the Company had a commercial real estate mortgage portfolio of $99.0 million, representing 29.1% of gross loans.

Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The majority of the Company's residential construction loans are for single-family dwellings which are pre-sold or are under earnest money contract. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2001, the Company had a real estate construction portfolio of $45.5 million or 13.4% of gross loans, of which $3.8 million and $41.7 million were residential construction loans and commercial construction loans, respectively.

Equipment Leasing. In 1999, the Company acquired the majority of the stock of TBON Leasing to provide equipment lease financing to small and medium-sized businesses. At December 31, 2001, outstanding lease receivables totaled $8.6 million or 2.5% of gross loans. TBON Leasing generally leases machinery under noncancelable, full payment leases which provide, through rentals, for full recovery of the cost of the machinery leased. Such leases are accounted for as direct financing leases whereby the contracts receivable and unearned interest income are recorded when lease contracts become effective.

Consumer Financing. The Company offers a variety of loan and deposit products and services to retail customers. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. As of year-end December 31, 2001, the retail or consumer loan portfolio totaled $32.5 million. Retail deposit products and services include checking and money market accounts, time deposits, ATM cards, debit cards and on-line banking. In January 2001, Management established TBON Mortgage as an operating division of the Bank, primarily to originate and sell, on a servicing released basis, residential mortgage loans. For the year ended December 31, 2001, origination volume was $32.4 million, of which $3.5 million was retained in portfolio, $26.5 million was sold to third party investors, and $2.4 million was held-for-sale.

Investment Services. In 1993, the Company established a relationship with LMFP. Through LMFP, licensed professionals provide investment products and services, including mutual funds, annuities, stocks, bonds and other investments to individual consumers and systematic savings plans through a variety of pension plans, including simplified Employee Pension, 401(k) programs and other retirement services. In 2000, this division was renamed The Bank of Nashville Investment Group. At December 31, 2001 and 2000, total assets under management were $315.0 million and $239.9 million, respectively.

The Bank maintains a strong community orientation by, among other things, supporting active participation of all employees in local charitable, civic, and school activities.

The Bank is well capitalized as demonstrated by a total risk-based capital ratio of 10.30%, Tier 1 risk-based capital ratio of 9.04% and Tier 1 leverage ratio of 7.88% at December 31, 2001. These capital ratios exceed the current regulatory minimum requirements of 10.0%, 6.0% and 5.0%, respectively, for a bank to be well capitalized.

COMPETITION.

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

EMPLOYEES.

As of December 31, 2001, the Company had 101 full-time equivalent employees, compared with 98 at year-end 2000, 35 of whom were officers classified as vice president or above. The Company provides medical and hospitalization insurance to its full-time employees. The Company has also provided most of its employees with the benefit of Common Stock ownership through the Company's contributions to a 401(k) plan, in which 84 of its employees were participating at December 31, 2001, an Employee Stock Purchase Plan and a Non-qualified Stock Option Plan. The Company considers its relations with its employees to be excellent.

ECONOMIC CONDITIONS

The Company's economic success is dependent to a significant extent upon general economic conditions in the Nashville metropolitan area. The banking industry in Nashville and Tennessee is affected by general economic conditions such as inflation, recession, unemployment, real estate values and other factors beyond the Company's control. An economic recession over a prolonged period of time in the Nashville area could cause increases in non-performing assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

The Company

The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") and is subject to supervision and regulation by the Federal Reserve Bank of Atlanta (the "Federal Reserve"). The BHCA and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries have in the past been limited to the business of banking and activities closely related or incidental to banking. Under recent banking legislation, see - "Gramm-Leach-Bliley Act" below, however, member banks will have broadened authority, subject to limitations on investment, to engage in activities that are financial in nature (other than insurance underwriting, merchant or insurance portfolio investment, real estate development and real estate investment) through subsidiaries if the bank is well capitalized, well managed and has at least a satisfactory rating under the Community Reinvestment Act.

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

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, unless the company meets certain criteria, the Federal Reserve's Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to nonbanking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

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

The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve provide that concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy. The Federal Reserve recently adopted amendments to its risk-based capital regulations to provide for the consideration of interest rate risk in the agencies' determination of a banking institutions' capital adequacy.

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

Under this new legislation, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the type of activity conducted by the subsidiary. For example, securities regulators regulate broker-dealer subsidiaries and insurance authorities regulate insurance subsidiaries. Implementing regulations under the Gramm-Leach-Bliley Act have not yet been finalized and the Company cannot predict the full sweep of the new legislation and has not yet determined whether it will ever elect to become a financial holding company.

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

Imposition of Liability for Undercapitalized Subsidiaries. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 2001, the Bank met the requirements of a "well-capitalized" institution and, therefore, these requirements presently do not apply to the Company.

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

Expanding Enforcement Authority. One of the major effects of FDICIA was the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions and publicly disclose such actions.

Effect of Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

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

Loans to One Borrower. Tennessee law generally prohibits loans in excess of 15% of the Bank's capital, surplus and undivided profits. With approval of the Bank's Board of Directors, the limit may be increased to 25% of the Bank's capital.

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

As of December 31, 2001, the Bank exceeded the capital requirements of a "well-capitalized" institution.

Dividends Restrictions. Federal and Tennessee laws limit the payment of dividends by banks. Under Tennessee law a state bank shall have such capital structure as the Commissioner of Financial Institutions (the "Commissioner") shall deem adequate. A state bank may be required to increase its capital structure to the point deemed adequate by the Commissioner before receiving approval for an application for a branch office, charter amendment, change of location or trust powers. The payment of dividends by any bank is dependent upon its earnings and financial condition and also may be limited by federal and state regulatory agency protections against unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of the bank, constitute an unsafe or unsound banking practice. The FDIC prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessment due the FDIC. Subject to the foregoing requirements, the board of directors of a state bank may declare dividends, provided dividends declared in any calendar year may not exceed the total of the bank's net income for that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner.

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

Deposit Insurance. The deposits of the Bank are insured by the FDIC through the BIF to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty-seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. Congress recently enacted legislation that, among other things, provides for assessments against BIF-insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations as assessed by the FDIC. For the first quarter of 2002, the FICO assessment is 0.01960 per $100 of eligible deposits. Insured banks have recently not been required to pay BIF Insurance premiums. However, the BIF Insurance fund is reported to be nearing the pre-established limit at which may require banks to again be assessed for BIF insurance premiums in the near future.

Conservator and Receivership Powers. FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event the Bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF.

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

USA Patriot Act. On October 26, 2001, President George W. Bush signed into law the USA Patriot Act ("Patriot Act"). Title III of the Patriot Act concerns money-laundering provisions that may affect many community banks. These provisions include: (i) the Secretary of the Treasury is authorized to impose special measures, such as record keeping or reporting, on domestic financial institutions that are a primary concern; (ii) financial institutions with private or correspondent accounts with non-U.S. citizens must establish policies and procedures to detect money laundering through those accounts; (iii) financial institutions  are barred from maintaining correspondent accounts for foreign shell banks (that is, a bank that does not have a physical presence in any country); (iv) the Secretary of the Treasury is required to prescribe regulations to further encourage cooperation among financial institutions, regulators, and law enforcement agencies and officials to share information about terrorist acts and money laundering activities; (v) the Secretary of the Treasury is required to issue regulations to establish minimum procedures for financial institutions to use in verifying customer identity during the account-opening process; (vi) depository institutions are permitted to provide information to other institutions concerning the possible involvement in potentially unlawful activity by a current or former employee; (vii) the Secretary of the Treasury is required to establish a secure website to receive suspicious activity reports and currency transaction reports, and to provide institutions with alerts and other information regarding suspicious activity that warrant immediate attention; and (viii) the federal bank regulators are required to consider the anti-money laundering record of each depository institution in evaluating applications under the Bank Merger Act.

ITEM 2.      PROPERTIES

FACILITIES

The Company is headquartered in the downtown central business district of Nashville. The Company occupies space in the second, third and twenty-third floors of the L & C Tower, located at 401 Church Street, a location which also serves as the Main branch. During 2000, the Company expanded its presence in downtown Nashville through the addition of 11,123 square feet of contiguous space in the building adjacent to L&C Tower which formerly housed the Nashville Area Chamber of Commerce. This space serves as the Company's Headquarters and general office space. The Company has four locations including its Main branch and suburban Nashville branch locations in Green Hills, Brentwood and Hendersonville. These locations are complemented by the Company's four "Bank on Call" mobile branches which operate throughout the market area with at-your-door banking convenience and a network of eleven ATMs strategically located throughout the Nashville metropolitan area. In addition to the four existing branch locations, the Company has received regulatory approval to establish an additional suburban branch office in the Cool Springs area which is expected to open during the second half of 2002. Additionally, the Company has entered in to a contract, subject to regulatory approval, to open a sixth branch, in the Donelson/Hermitage area. Management plans to continue to seek attractive branch locations to further expand its delivery systems and increase its market share.

The following table sets forth specific information on each such location.

Location	Owned/Leased	Term Years	Sq. Ft.	Deposits at December 31, 200	Address	Date Opened
				(Dollars in Thousands)
Main/Corporate	Leased	10	32,679	$ 218,585	401 Church Street	November 1989
Green Hills	Leased	5	4,670	65,184	3770 Hillsboro Road	January 1997
Brentwood	Leased	20	4,000	34,984	5105 Maryland Way	September 1998
Hendersonville	Owned	NA	3,800	31,195	100 Maple Drive N.	May 1999

ITEM 3.      LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the Nasdaq National Market System ("Nasdaq NMS") on June 4, 1998 and is quoted in such Market under the symbol "CFGI." Prior to being listed on the Nasdaq NMS, the Company stock was traded on the Nasdaq Small Cap Market. Prior to the formation of the Company as the holding company for the Bank, commencing on December 8, 1989, the Bank's common stock traded on the Nasdaq Over-the-Counter System under the symbol "TBON."

As of the date of this Form 10-K, there were 3,080,709 shares outstanding and 723 shareholders of record. The number of beneficial owners is unknown to the Company at this time. The high and low closing prices were as follows:

	2001		2000
	High	Low	High	Low

Fourth quarter	$ 15.22	$ 14.07	$ 12.69	$ 10.13
Third quarter	14.93	13.69	13.00	11.63
Second quarter	14.03	13.44	13.75	12.88
First quarter	13.79	12.67	14.13	11.63

CAPITAL STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of common stock (the "Common Stock"), $6.00 per share par value, of which 3,077,071 shares were issued and outstanding as of December 31, 2001. An additional 442,187 shares of Common Stock were issuable upon exercise of the Company's outstanding stock options issued to the Company's board of directors and staff.

In January 1998, the Company adopted a shareholder rights plan authorizing the distribution of a dividend of one common share purchase right for each outstanding share of Common Stock. The rights are exercisable in the event of the acquisition by a third party of 15% or more of the Common Stock or if such third party announces a tender offer, the consummation of which would result in an ownership of 15% or more of the Common Stock. The rights are designed to ensure that all shareholders receive fair and equal treatment in the event of a proposed takeover of the Company and to safeguard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders an appropriate control premium.

In March 1999, to facilitate the management of its capital position, the Company announced a stock repurchase program. The initial plan called for the repurchase of 400,000 shares (the "March 23, 1999 Plan") with an original expiration date of December 31, 1999. On January 26, 2000, the Company extended the expiration date of the March 23, 1999 Plan until March 31, 2000 to allow for the completion of the plan. On March 15, 2000, the Company announced that it had completed the March 23, 1999 Plan and announced a second stock repurchase plan for the acquisition of an additional 500,000 shares of common stock with an expiration date of December 31, 2000 (the "March 15, 2000 Plan"). On December 20, 2000, the Company announced the extension of the March 15, 2000 Plan to December 31, 2001 to provide for the acquisition of 16,000 shares remaining to be repurchased under the March 15, 2000 Plan and an additional 400,000 shares, for a total of up to 416,000 shares of common stock. At December 31, 2001, the Company had repurchased 845,904 shares under the March 15, 2000 Plan and 1,245,904 shares since commencing its stock repurchase program in March 1999.

DIVIDENDS

Holders of Common Stock are entitled to receive dividends if declared by the Company's Board of Directors out of funds legally available. The Company has historically paid dividends on its Common Stock. During the years ended December 31, 2001 and 2000, the Company paid $2.2 million or $0.68 per share in dividends, respectively. The Company anticipates continuing to pay quarterly dividends of $0.17. There is no assurance, however, that the Company will continue to pay dividends in the future.

The principal sources of cash to the Company are derived from short-term investments resulting from its capital position and operating revenues. Furthermore, the Company may receive dividends paid by the Bank with respect to the Bank's capital stock. There are, however, certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities.

Dividends Restrictions. Federal and Tennessee laws limit the payment of dividends by banks. Under Tennessee law a state bank shall have such capital structure as the Commissioner of Financial Institutions (the "Commissioner") shall deem adequate. A state bank may be required to increase its capital structure to the point deemed adequate by the Commissioner before receiving approval for an application for a branch office, charter amendment, change of location or trust powers. The payment of dividends by any bank is dependent upon its earnings and financial condition and also may be limited by federal and state regulatory agency protections against unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of the bank, constitute an unsafe or unsound banking practice. The FDIC prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessment due the FDIC. Subject to the foregoing requirements, the board of directors of a state bank may declare dividends, provided dividends declared in any calendar year may not exceed the total of the bank's net income for that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner.

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

As of December 31, 2001, an aggregate of approximately $14.1 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements. In the future, the declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company's Board of Directors. - See "Business - Supervision and Regulation."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with the consolidated financial statements and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K and the information contained in "Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Historical Financial Data as of and for each of the five years ended December 31, 2001 are derived from the Company's Consolidated Financial Statements which have been audited by independent accountants. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$ 33,510	$ 28,281	$ 20,975	$ 16,591	$ 15,260
Interest expense	16,856	13,925	9,053	8,035	7,956
Net interest income	16,654	14,356	11,922	8,556	7,304
Provision for loan and lease losses	2,216	1,256	106	128	100
Noninterest income	4,301	2,785	2,675	1,805	1,421
Noninterest expense	13,226	10,542	8,845	6,071	5,236
Income before provision for income taxes	5,513	5,343	5,646	4,162	3,389
Provision for income taxes	2,187	2,086	2,145	1,581	1,331
Net income	$ 3,326	$ 3,257	$ 3,501	$ 2,581	$ 2,058
	========	========	========	========	========
Per Share Data:
Net income, Basic	$ 1.02	$ 0.90	$ 0.86	$ 1.08	$ 0.93
Net income, Diluted	1.02	0.90	0.85	0.78	0.89
Book value (1)	12.47	12.32	12.31	12.06	10.74
Cash dividends	0.68	0.68	0.46	0.24	0.20
Weighted average shares outstanding, Basic	3,251	3,619	4,068	2,394	2,205
Weighted average shares outstanding, Diluted	3,268	3,635	4,129	3,321	2,324
Balance Sheet Data:
Investment securities	$ 113,356	$ 62,775	$ 74,877	$ 71,662	$ 66,059
Gross loans (2)	339,937	270,568	205,511	152,675	122,749
Allowance for loan and lease losses	(5,098)	(4,622)	(4,062)	(3,646)	(3,128)
Net loans	334,839	265,946	201,449	149,029	119,621
Total assets	482,310	354,620	308,106	238,185	204,887
Total deposits	349,948	273,036	229,141	162,553	164,099
Total shareholders' equity	38,625	42,281	47,315	51,171	24,052
Average Balance Sheet Data:
Investment securities	$ 102,135	$ 74,124	$ 68,421	$ 59,117	$ 61,587
Gross loans (2)	308,303	235,432	176,027	133,660	114,835
Allowance for loan and lease losses	(4,974)	(4,447)	(3,945)	(3,389)	(3,006)
Net loans	303,329	230,985	172,082	130,271	111,829
Total assets	436,795	324,738	269,137	209,501	190,766
Total deposits	319,047	252,523	199,089	167,294	152,640
Total shareholders' equity	40,724	43,205	49,200	27,313	22,846
Performance Ratios:
Return on average assets	0.76%	1.00%	1.30%	1.23%	1.08%
Return on average equity (1)	8.20	7.39	7.09	9.56	9.05
Net interest margin	4.01	4.62	4.67	4.28	3.96
Efficiency ratio (3)	64.52	61.50	60.59	58.50	59.95
Performance Ratios:
Nonperforming assets to total assets	0.82%	0.38%	0.09%	0.19%	0.60%
Net loan charge-offs (recoveries) to average loans	0.56	0.30	(0.12)	(0.29)	(0.13)
Allowance for loan and lease losses to total loans	1.50	1.71	1.98	2.39	2.55
Allowance for loan and lease losses to nonperforming loans	161.94	595.62	1,395.88	893.63	285.92
Capital Ratios:
Leverage ratio	8.55%	12.14%	16.13%	23.04%	11.84%
Tier 1 risk-based capital ratio	9.82	14.17	21.10	30.30	17.50
Total risk-based capital ratio	11.07	15.43	22.40	31.60	18.80
______________________

(1)    Exclusive of accumulated other comprehensive income (loss), net of taxes.
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

CRITICAL ACCOUNTING POLICIES

Management has determined that the accounting for the allowance for loan and lease losses is a critical accounting policy with respect to the determination of financial condition and reporting of results of operations.

Management determines the required allowances by classifying loans according to credit quality and collateral security and applying historical loss percentages to each category. Additionally, as necessary, management determines specific allowances related to impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. A key component in the accounting policy is management's ability to timely identify changes in credit quality, which may impact the Company's financial results.

Management recognizes that in making loans, credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. Management's policy is to maintain an appropriate allowance for estimated loan and lease losses on the portfolio as a whole. The allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions and regular periodic reviews of the Bank's loan portfolio by both internal personnel and a third party review firm. The Bank's loan portfolio consists mostly of commercial loans to companies in various industries, whose financial performance may be impacted differently by the local, regional or national economies and stage of the economic cycle. Management believes that the effects of any reasonably likely changes in the economy would be limited somewhat due to the diversification of the loan portfolio and the Bank's normal collateral requirements for such loans. While management uses available information to recognize losses on loans, future adjustments in the allowance may be necessary based on changes in economic conditions which could have a significant detrimental impact to the Company's financial condition and results of operation. See "--Allowance for Loan and Lease Losses."

For the Years Ended December 31, 2001, 2000 and 1999

OVERVIEW

From December 31, 1998 to December 31, 2001, the Company experienced consistent growth as assets increased from $238.2 million at December 31, 1998 to $482.3 million at December 31, 2001, an increase of $244.1 million or 102.5%. The increase was driven by growth in the loan portfolio primarily due to the expansion of the branch network and greater number of product lines and services available to customers. The Company opened two branches during this period, expanding into the Nashville suburbs of Brentwood in 1998, and Hendersonville in 1999. In each of these endeavors, the Company has met or exceeded growth and profitability expectations. Loans accounted for the majority of the Company's asset growth, increasing from $152.7 million to $339.9 million over the three-year period ending December 31, 2001. Supporting this substantial expansion was an increase in deposits, which rose from $162.6 million to $349.9 million, representing a 115.2% increase during the period. Shareholders' equity decreased to $38.6 million, a decrease of $12.6 million or 24.6% at December 31, 2001, compared with $51.2 million as of December 31, 1998, as the result of the stock repurchase program and increased dividend payments.

Net income available to shareholders was $3.3 million, $3.3 million and $3.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, and diluted net income per common share was $1.02, $0.90, and $0.85, for these same periods. Earnings per share growth from 1999 to 2001 resulted primarily from the stock repurchase program. The Company posted returns on average assets of 0.76%, 1.00%, and 1.30% and returns on average equity of 8.20%, 7.39%, and 7.09% for the years ended December 31, 2001, 2000 and 1999, respectively.

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

2001 versus 2000. Interest income increased to $33.5 million in 2001 from $28.3 million in 2000. The increase was driven by growth in the average loan portfolio of $72.9 million or 31.0% while the Company experienced a decrease in the yield on average loans to 8.70% in 2001 from 9.78% in 2000 resulting from the decreasing rate environment prevalent in 2001. The average investment securities portfolio increased by $24.3 million or 32.7%, while its yield declined 50 basis points from 6.93% in 2000 to 6.43% in 2001 also due to decreases in interest rates. Interest expense increased by $2.9 million to $16.9 million in 2001 compared with $13.9 million in 2000. The increase resulted from a $42.5 million growth in average time deposits coupled with a $52.0 million increase in average FHLB borrowings in 2001.

Net interest income totaled $16.7 million in 2001 compared with $14.4 million in 2000, an increase of $2.3 million or 16.0%. The increase resulted primarily from a $3.8 million or 16.5% increase in interest income on loans primarily due to growth in loans. Interest expense increased by $2.9 million or 21.0% due to a $57.7 million increase in the level of interest-bearing deposits. The increase in time deposits, coupled with the origination of loans during a period of declining rates,  resulted in a decline in net interest margins which decreased from 4.62% to 4.01% and in net interest spread which decreased from 3.61% to 3.34%, for 2000 and 2001, respectively.

2000 versus 1999. Net interest income totaled $14.4 million in 2000, compared with $11.9 million in 1999, an increase of $2.5 million or 21.0%. The increase resulted primarily from a $7.0 million or 44.0% increase in interest income on loans primarily due to growth in commercial loans. Interest expense increased $4.9 million while interest income increased $7.3 million. Net interest margins were 4.62% and 4.67% and net interest spreads were 3.61% and 3.62% for 2000 and 1999, respectively. Interest income increased to $28.3 million in 2000 from $21.0 million in 1999. The increase was driven by growth in the average loan portfolio of $59.4 million or 33.8% while the Company experienced an increase in the yield on average loans to 9.78% in 2000 from 9.09% in 1999. The average securities portfolio increased by $5.7 million or 8.3%, while its yield rose 51 basis points from 6.40% in 1999 to 6.91% in 2000.

The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax-equivalent adjustments were made and all average balances are daily average balances. Non-accruing loans are included in the tables as loans carrying a zero yield.

	Years Ended December 31,
	2001			2000			1999
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in Thousands)
	ASSETS
Interest-earning assets:
Total loans	$ 308,303	$ 26,821	8.70%	$ 235,432	$ 23,035	9.78%	$ 176,027	$ 15,995	9.09%
Taxable securities	96,021	6,148	6.40%	71,883	4,960	6.90%	67,122	4,287	6.39%
Tax-exempt securities(1)	2,375	177	7.46%	2,241	176	7.86%	1,299	132	10.15%
Federal funds sold and other temporary investments	10,599	424	4.00%	2,585	170	6.58%	12,200	626	5.13%
Total interest-earning assets	417,298	33,570	8.04%	312,141	28,341	9.08%	256,648	21,040	8.20%
Less allowance for loan and lease losses	(4,974)			(4,447)			(3,945)
Total interest-earning assets, net of allowance for loan losses	412,324			307,694			252,703
Non-earning assets	24,471			17,044			16,434
Total assets	$ 436,795			$ 324,738			$ 269,137
	========			========			========
	LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW and money market accounts	$ 122,631	$ 4,113	3.35%	$ 107,500	$ 4,904	4.56%	$ 106,281	$ 4,196	3.95%
Time deposits	163,841	9,318	5.69%	121,322	7,431	6.13%	73,220	3,925	5.36%
Federal funds purchased	1,167	56	4.80%	6,777	468	6.91%	3,102	156	5.03%
FHLB and other borrowings	71,251	3,369	4.73%	19,206	1,122	5.84%	15,376	776	5.05%
Total interest-bearing liabilities	358,890	16,856	4.70%	254,805	13,925	5.47%	197,979	9,053	4.58%
Noninterest- bearing liabilities:
Noninterest-bearing demand deposits	32,582			23,701			19,588
Other liabilities	4,599			3,027			2,370
Total liabilities	396,071			281,533			219,937

Shareholders' equity	40,724			43,205			49,200

Total liabilities and shareholders' equity	$ 436,795			$ 324,738			$ 269,137
	========			========			========
Net interest income (1)		$ 16,714			$ 14,416			$ 11,987
		======			======			======
Net interest spread			3.34%			3.61%			3.62%
			=====			=====			=====
Net interest margin (1)			4.01%			4.62%			4.67%
			=====			=====			=====
_____________________ (1) Tax equivalent basis.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

	Years Ended December 31,
	2001 vs. 2000			2000 vs. 1999
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$ 6,339	$ (2,553)	$ 3,786	$ 5,812	$ 1,228	$ 7,040
Taxable securities	1,545	(357)	1,188	329	344	673
Tax-exempt securities	10	(9)	1	74	(30)	44
Federal funds sold and other temporary investments	321	(67)	254	(632)	176	(456)
Total increase (decrease) in interest income	8,215	(2,986)	5,229	5,582	1,719	7,301
Interest-bearing liabilities:
NOW and money market accounts	507	(1,298)	(791)	56	652	708
Time deposits	2,418	(531)	1,887	2,946	560	3,506
Federal funds purchased	(269)	(143)	(412)	254	58	312
FHLB and other borrowings	2,461	(214)	2,247	224	122	346
Total increase (decrease) in interest expense	5,117	(2,186)	2,931	3,480	1,393	4,872
Total increase in net interest income	$ 3,098	$ (800)	$ 2,298	$ 2,102	$ 326	$ 2,429
	======	======	======	======	======	======

Provision for Loan and Lease Losses

Provisions for loan and lease losses are charged to income to bring the Company's allowance for loan and lease losses to a level deemed appropriate by management based on the factors discussed under "--Allowance for Loan and Lease Losses."

The 2001 provision for loan and lease losses increased by $960,000 to $2.2 million as a result of higher net charge offs and a $69.4 million increase in loans. The 2000 provision for loan losses increased from $106,000 to $1.3 million, reflecting a 31.7% loan growth.

Noninterest Income

Noninterest income for the years ended December 31, 2001, 2000 and 1999, was $4.3 million and $2.8 million and $2.7 million, respectively. The $1.5 million or 53.4% increase in noninterest income in 2001 resulted from the gain on sale of mortgage loans held for sale derived from the newly established mortgage banking subsidiary, greater service fees on accounts realized through an improvement in monitoring the accounts subject to service fees and gains on the sale of investment securities. The following table presents the major categories of noninterest income:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Investment center income	$ 1,555	$ 1,589	$ 1,345
Service fees income	1,200	884	879
Income from foreclosed assets	--	83	3
Gain on sale of mortgage loans held for sale	487	--	--
Trust income	--	--	93
Gain on sale of other real estate owned	126	10	29
Gain (loss) on sale of investment securities, net	457	(97)	(5)
Other noninterest income	476	316	331
Total noninterest income	$ 4,301	$ 2,785	$ 2,675
	======	======	======

Noninterest Expense

For the years ended December 31, 2001, 2000 and 1999, noninterest expense totaled $13.2 million, $10.5 million and $8.8 million, respectively. The $2.7 million or 25.7% increase in 2001 was primarily due to higher employee compensation and benefits and occupancy expense related to new branches. The Company's efficiency ratios were 64.52%, 61.50% and 60.59% in 2001, 2000 and 1999, respectively. A lower efficiency ratio reflects higher efficiency. The deterioration in the efficiency ratio for the year 2001 and 2000 is a reflection of increased operating expenses for new bank services offered in 2001 and 2000 and the costs associated with the branches opened in 1999.

The following table presents the major categories of noninterest expense:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Salaries and employee benefits	$ 7,154	$ 5,864	$ 4,687
Non-staff expenses:
Occupancy	1,712	1,525	1,298
Insufficient check losses	486	50	184
Audit, tax and accounting	392	252	262
Other outside services	390	290	222
Advertising and marketing	381	319	336
Data and item processing	361	207	175
Loan related	313	281	183
Legal services	287	117	72
Telecommunications	257	179	170
Other noninterest expense	1,493	1,458	1,256
Total non-staff expenses	6,072	4,678	4,158
Total noninterest expense	$ 13,226	$ 10,542	$ 8,845
	=======	=======	======

The higher compensation expenses in 2001, when compared with 2000, relates to additional lending and credit administration staff and annual salary increases for the staff. The increase in 2000 resulted primarily from the costs associated with establishment of the Hendersonville branch which opened in May 1999, increased expenses related to expansion of the Company's loan programs including loan officers and support staff and higher commission expenses paid to investment center staff. Total full-time equivalent employees at December 31, 2001, 2000 and 1999 were 101, 98 and 80, respectively.

Non-staff expenses for 2001, 2000, and 1999 were $6.1 million, $4.7 million and $4.2 million, respectively, reflecting increases of $1.4 million or 29.8%, $500,000 or 11.9% and $1.4 million or 53.2%, respectively. The increase in occupancy expense in 2001 resulted primarily from the additional space leased for the Company's Headquarters. The increase in 2000 was primarily due to higher occupancy expenses resulting from a full year of operations of the Hendersonville branch. The increase in insufficient check losses was due to a $425,000 uncollected overdraft item. Subsequent to year-end December 31, 2001, on February 21, 2002, the Company recovered $325,000 of this amount.

Income Taxes

Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the State tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses.

In 2001, income tax expense was $2.2 million, reflecting a $100,000 increase over 2000. The effective tax rate for 2001, 2000 and 1999 was approximately 39.7%, 39.0% and 38.0%, respectively.

Impact of Inflation

The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See " - Financial Condition - Interest Rate Sensitivity and Interest Rate Risk Management" below.

FINANCIAL CONDITION

Securities

At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: (i) available-for-sale, (ii) held-to-maturity, or (iii) trading. At each reporting date, the appropriateness of the classification is reassessed. The Company does not have any investment securities classified as held-to-maturity or trading. At December 31, 2001 and 2000, all of the Company's investments are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income in shareholders' equity until realized.

The Company uses its investment securities as a source of income and contingent liquidity. To facilitate this process, the Company maintains all securities classified as available-for-sale. At December 31, 2001, investment securities totaled $113.4 million, reflecting an 80.6% increase from $62.8 million in 2000, due to the execution of a financial leveraging strategy designed to increase interest income.

The following table summarizes the contractual maturity of investment securities at amortized cost and their weighted average yields. Other debt securities include collateralized mortgage obligations ("CMOs") whose maturities are not segregated since they have staggered maturity dates. Investments in equity securities include stock of the Federal Reserve Bank and Federal Home Loan Bank. Maturities of equity securities are not segregated since they have no stated maturity.

	As of December 31, 2001
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. agency securities	$ 682	6.20%	$ 11,070	5.65%	$ 23,131	5.84%	$ 49,426	6.19%	$ 84,309	6.02%
Other debt securities	--	--	--	--	--	--	--	--	19,638	5.48
Municipal securities(1)	--	--	--	--	360	8.05	1,932	7.20	2,292	7.33
Equity securities	--	--	--	--	--	--	--	--	6,184	5.46
Total securities	$ 682	6.20%	$ 11,070	5.65%	$ 23,491	5.87%	$ 51,358	6.23%	$112,423	5.92%
	=====	=====	======	======	======	======	=====	=====	======	=====
(1) Yield on a tax equivalent basis.

The following table presents the amortized cost of investment securities classified as available-for-sale and their approximate fair values as of the dates shown:

	As of December 31, 2001				As of December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
U.S. agency securities	$ 84,309	$ 889	$ 211	$ 84,987	$ 33,928	$ 227	$ 154	$ 34,001
Other debt securities	19,638	242	30	19,850	23,463	152	187	23,428
Municipal securities	2,292	43	--	2,335	2,291	59	--	2,350
Equity securities	6,184	--	--	6,184	2,996	--	--	2,996
Total securities	$ 112,423	$ 1,174	$ 241	$ 113,356	$ 62,678	$ 438	$ 341	$ 62,775
	========	========	=======	========	========	=======	========	========

U.S. Government agency securities include mortgage-backed securities principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings and certain minimum levels of regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

At December 31, 2001 and 2000, 56.8% and 65.3%, respectively, of the mortgage-related securities held by the Company had scheduled final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-related securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Consequently, the premium paid must be amortized over a shorter time period. Conversely, securities purchased at a discount will produce higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite is generally true. Typically, during periods of rising interest rates, fixed rate mortgage-backed securities do not experience heavy principal prepayments and consequently, their average life may be extended.

Derivatives

On January 1, 2001, the Company adopted "Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Accordingly, all derivatives are recorded in the financial statements at fair value. Additional information on derivative hedging activity is included in Note I to the consolidated financial statements.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments such as interest rate swaps to hedge this risk. Interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of the underlying principal amounts. Entering into interest rate contracts involves not only interest rate risk, but also the risk of counterparties' failure to fulfill their legal obligations. Notional principal amounts often are used to express the volume of these transactions, however, the amounts potentially subject to credit risk are significantly smaller.

At December 31, 2001, the Company had three-interest rate swap contracts with a consolidated notional amount outstanding of $35.0 million. There were no interest rate swap contracts outstanding at December 31, 2000. The derivative financial instruments are reported at their fair values, and are included as other assets and other liabilities, respectively, on the face of the balance sheet.

On March 26, 2001, the Company entered into a $10.0 million interest rate swap which matures on October 17, 2008 under which the Company pays the counter party a variable rate of three-month LIBOR plus five basis points and will receive a fixed rate of 6.00%. Interest payments are settled and variable rates reset quarterly. The counter party has the option to terminate the swap, in whole or in part, on April 17, 2002 and semi-annually thereafter. Management designated the interest rate swap as a fair value hedge of $10.0 million of brokered time deposits issued by the Company on March 26, 2001. The 6.00% fixed rate, brokered time deposits mature on October 17, 2008 and are callable by the Company on March 26, 2002 and semi-annually thereafter. At December 31, 2001, the Company had an unrealized loss of $120,000 for the market value adjustment on this fair value hedge instrument that was offset by a $120,000 decrease in the market value of the 6.00% fixed rate, brokered time deposits.

On May 24, 2001, the Company entered into a $15.0 million interest rate swap agreement which matures on November 25, 2002 under which the Company will pay the counter party a fixed rate of 4.53% and will receive a variable rate of three-month LIBOR less six basis points. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $15.0 million in variable rate FHLB advances entered into by the Company on May 24, 2001. As of December 31, 2001, the cash flow hedge of the FHLB advances resulted in a decrease of $216,000 in other comprehensive income, net of taxes of $132,000, and a $348,000 increase to other liabilities.

On July 19, 2001, the Company entered into a $10.0 million interest rate swap agreement which matures on October 19, 2002 under which the Company will pay the counter party a fixed rate of 4.205% and will receive a variable rate of three-month LIBOR. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $10.0 million in variable rate FHLB advances entered into by the Company on July 19, 2001. As of December 31, 2001, the cash flow hedge of FHLB advances resulted in a decrease of $122,000 in other comprehensive income, net of taxes of $76,000, and a $199,000 increase to other liabilities.

The high degree of effectiveness of the Company's derivative financial instruments resulted in no impact to consolidated net income for the year ended December 31, 2001.

Loan Portfolio

During the year ended December 31, 2001, the Company reclassified its loan portfolio to reflect the business purpose of the loans. The loan portfolio at December 31, 2000 was reclassified for comparative purposes. The reclassifications in 2001 and 2000 do not affect earnings. Prior to the year 2000, the Company's loan portfolio records had been classified by collateral codes and reclassifications of such data was not practical.

Total loans increased by $69.4 million or 25.6% to $340.0 million at December 31, 2001. This compares with an increase of $65.1 million or 31.7% to $270.6 million at December 31, 2000. The growth in loans can be attributed to the Company's investment in loan production capacity and new lending products. For the years ended December 31, 2001, 2000 and 1999, the ratio of total loans to total deposits was 97.1%, 99.1% and 89.7%, respectively. For the same periods, total loans represented 70.5%, 76.3%, and 66.7% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan:

	As of December 31, 2001
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$ 138,327	40.69%	$ 110,105	40.69%	$ 70,166	34.14%	$ 51,970	34.04%	$ 38,571	31.42%
Real estate mortgage:
Residential	15,988	4.70	11,082	4.10	30,642	14.91	30,774	20.16	22,529	18.35
Commercial	98,977	29.12	77,180	28.53	71,834	34.95	48,681	31.89	48,526	39.53
Real estate construction:
Residential	3,767	1.11	5,745	2.12	6,092	2.96	4,538	2.97	2,801	2.28
Commercial	41,714	12.27	31,974	11.82	13,596	6.62	10,129	6.63	6,625	5.40
Consumer	32,539	9.57	24,785	9.16	5,870	2.86	6,583	4.31	3,697	3.01
Lease financing	8,625	2.54	9,697	3.58	7,311	3.56	--	--	--	--
Total loans	$ 339,937	100.00%	$ 270,568	100.00%	$ 205,511	100.00%	$ 152,675	100.00%	$ 122,749	100.00%
	========	=======	========	======	=======	======	=======	======	=======	=======

At year-end December 31, 2001 and 2000, the Company had gross loan concentrations (greater than 25% of capital) in the following industries:

	As of December 31
	2001	2000
	(Dollars in thousands)
Real estate industry	$ 43,324	$ 34,119
Health services	17,154	16,195
Building contractors	29,240	16,082
Non-depository financial institutions	8,912	12,404
Business services	19,213	11,352
All other	222,094	180,416
Gross loans	$ 339,937	$ 270,568
	========	========

Adjustable rate loans, utilizing the Prime-lending rate as an index, comprise approximately 76.0% of the commercial and real estate portfolio. The contractual maturity ranges of the commercial and real estate portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2001 are summarized in the following table:

	As of December 31, 2001
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$ 84,380	$ 41,498	$ 12,449	$ 138,327
Real estate mortgage
Residential	1,119	3,358	11,511	15,988
Commercial	14,847	17,816	66,314	98,977
Real estate construction
Residential	3,353	264	150	3,767
Commercial	38,377	2,503	834	41,714
Total	$ 142,076	$ 65,439	$ 91,258	$ 298,773
	=======	=======	=======	=======
Fixed Rate Loans	$ 10,396	$ 43,778	$ 13,950	$ 71,706
Variable Rate Loans	131,680	21,661	77,308	227,067
Net Loans	$ 142,076	$ 65,439	$ 91,258	$ 298,773
	=======	=======	=======	=======

Nonperforming Assets

The Company believes that it has procedures in place to maintain a high credit quality loan and lease portfolio. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors, review by an independent internal loan review department, reviews by an independent outside loan review company, the Asset Review Committee of the Board of Directors approval for large credit relationships and loan documentation procedures. The loan review department reports credit risk grade changes on a monthly basis to Management and the Board of Directors. The Company performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, credit sizes and officer portfolio loads. There can be no assurance, however, that the Company's loan portfolio will not be subject to increasing pressures from a deteriorating credit environment due to a decline in the general economic conditions.

The Company generally places a loan on nonaccrual status and ceases accruing interest when, in the opinion of Management, full payment of loan principal and interest is in doubt. All loans past due more than 90 days are placed on nonaccrual status unless the loan is both well-secured by cash or marketable securities and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as significant doubt exists as to collection of the principal. Otherwise, interest is recognized on a cash basis. In determining the adequacy of the allowance for loan and lease losses, the Company evaluates on an ongoing basis nonaccrual loans and other loans which are considered potential problem loans. Other potential problem loans consist of loans that are currently not considered nonperforming, but where certain information has caused the Company to have concerns as to the ability of the borrower to fully comply with present repayment terms and, depending on economic changes and future events, these loans and others, which may not be presently identified, could become future nonperforming loans.

The Company updates appraisals on loans secured by real estate as these are reviewed, prior to foreclosure or as necessary. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan and lease losses and the need for greater provisions for loan and lease losses. The Company records other real estate at fair value at the time of acquisition less estimated cost to sell.

2001 versus 2000. At December 31, 2001 and 2000, nonperforming assets were $4.0 million and $1.3 million, respectively. The increase was the result of eleven loans placed on nonaccrual, the largest of which was $1.7 million, other real estate owned of $319,000 and repossessed equipment totaling $485,000. At December 31, 2001 and 2000, other potential problem loans totaled $1.5 million and $429,000, respectively.

2000 versus 1999. At year-end December 31, 2000 and 1999, nonperforming assets were $1.3 million and $291,000, while the ratio of nonperforming assets to total loans and foreclosed properties were 0.49% and 0.14%, respectively.

The following table presents information regarding nonperforming assets at the periods indicated:

	As of December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Nonaccrual loans	$ 3,148	$ 776	$ 291	$ 408	$ 1,094
Repossessed equipment	485	213	--	--	--
Other real estate owned	319	355	--	52	133
Total nonperforming assets	3,952	1,344	291	460	1,227
	========	=======	=======	=======	======
Nonperforming assets to total loans and other real estate	1.16%	0.49%	0.14%	0.30%	1.00%
Nonperforming assets to total assets	0.82	0.38	0.09	0.19	0.60

Allowance for Loan and Lease Losses

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is established through charges to earnings in the form of a provision for loan and lease losses. Management has established an allowance for loan and lease losses which, it believes, is adequate for estimated losses inherent in the loan portfolio. Based on an evaluation of the loan portfolio, Management presents a quarterly review of the allowance for loan and lease losses to the Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, Management considers the industry diversification of the loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, delinquency trends, the evaluation of its loan portfolio and loan growth by lending staff and credit administration as well as the internal and external loan review functions and the result of examinations by banking regulatory agencies. Charge-offs occur when loans are deemed to be uncollectible.

The Company follows a loan review program utilizing both Company staff and independent third party consultants to ensure adequate coverage of all credit exposure and to adequately evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains a list of loans classified as substandard, doubtful or losses, which, along with the delinquency list of loans, help Management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan and lease losses. Loans classified as substandard are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as doubtful are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated. Both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "loss" are those loans which are in the process of being charged off.

In addition to the list of delinquent loans and classified loans, the Company maintains a list of criticized or "Special Mention" loans. These loans have marginal quality which represent a higher level of credit risk, but not sufficient to warrant adverse classification. A separate "Watch" list is also maintained which further aids the Company in monitoring the loan portfolio. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan and lease losses.

The Company uses a migration analysis to assess the adequacy of the allowance for loans and lease losses taking into account the net charge off rates of homogenous loan pools over predetermined historical periods. Due to recent deterioration of the economy, during the third quarter of 2001, the Company began utilizing average historical charge off rates for the previous eight quarters. Prior to the third quarter of 2001, the Company was utilizing average historical charge off rates for the previous nine years. The resulting allowance is then subjectively evaluated through an analysis of criticized, adversely classified and non-homogenous loan pools. Consequently, the Company's allowance for loan and lease losses reflects both qualitative and quantitative estimates of potential credit losses expected over the life of the loans within each risk-rating category for each loan pool in the portfolio. Additionally, Management establishes specific impairment allowances for loans and leases, which in its opinion require an allowance different from those allocated through the use of the migration analysis. To accomplish this, Management takes into consideration, among others, the classification, the delinquency status of the loans, availability, type, value and ability to perfect the supporting collateral, prevalent economic conditions and the financial strength of the borrowers and guarantors.

The allowance for loan and lease losses is comprised of an allocated and unallocated portion. Both portions of the allowance are available to support inherent losses in the loan portfolio. The allocated allowance is determined for each classification of both performing and nonperforming loans and leases within the portfolios. This methodology includes but is not limited to: (i) the application of allowance allocations for commercial, consumer and real estate loans as well as leases and is calculated using the weighted average loss rates over the previous eight quarters, based upon the analysis of averages of historical net loan charge-offs incurred within the portfolios by credit quality grade; (ii) a detailed review of all adversely criticized, nonperforming, and impaired loans and leases to determine if a specific allowance allocation is required on an impaired loan.

The unallocated allowance is established for loss exposure that exists in the remainder of the portfolios but has yet to be identified and to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings of credits. The unallocated allowance is based on Management's best efforts in evaluating various conditions, including but not limited to local and regional economic, unemployment and interest rate environments, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss related to these conditions involves a higher degree of uncertainty because they are not associated with specific problem credits or portfolio segments. The unallocated allowance represents prudent recognition of the fact that allowance estimates, by definition, lack precision.

At December 31, 2001 and December 31, 2000, the allowance for loan and lease losses aggregated $5.1 million and $4.6 million, or 1.50% and 1.71% of total loans, respectively. As of December 31, 2001, the allocated and unallocated portions of the allowance were $4.0 million and $1.1 million, respectively. The unallocated portion of the reserve represented 21.6% of the total allowance at December 31, 2001 compared with 23.5% at December 31, 2000. During 2001, the impact of the net charge offs and change in historical statistics utilized on the migration analysis performed on the loan portfolio resulted in a shift in the allowance from the unallocated to the allocated portion of the allowance. Due to the subjectivity involved in the determination of the unallocated portion of the allowance for loan and lease losses, the relationship of the unallocated component to the total allowance may fluctuate from period to period. Presently, management is of the opinion that the allowance is appropriate considering the current level of loans and leases and overall asset quality reflected in the portfolio. Furthermore, while the allowance for loan and lease losses and the amount of the provision for loan and lease losses are established on a quarterly basis, given the inherent uncertainties of such estimation process, no assurance can be given as to the adequacy or the ultimate amount of the allowance at any future date.

For the year ended December 31, 2001, net loan charge-offs were $1.7 million or 0.56% of average loans compared with net loan charge offs of $696,000 or 0.30% of average loans for 2000 and net recoveries of $218,000, or 0.12% of average loans for 1999. During 2001, the provision for loan losses increased by $1.0 million to $2.2 million. In 2000, the Company recorded a provision for loan losses of $1.3 million compared with $106,000 for 1999. For 2000, the increase was primarily related to loan growth net of the impact of $814,000 in charge-offs related to 13 loans. The following table presents an analysis of the allowance for loan and lease losses and other related data:

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Average loans outstanding	$ 308,303	$ 235,432	$ 176,027	$ 133,660	$ 114,835
	==========	==========	==========	==========	==========
Total loans outstanding at end of period	$ 339,937	$ 270,568	$ 205,511	$ 152,675	$ 122,749
	==========	==========	==========	==========	==========
Allowance for loan losses at beginning of period	$ 4,622	$ 4,062	$ 3,646	$ 3,128	$ 2,878
Provision for loan losses	2,216	1,256	106	128	100
Charge-offs:
Commercial	(1,717)	(523)	(608)	(41)	(169)
Real estate - mortgage	(77)	(232)	(129)	(38)	--
Consumer	(132)	--	(20)	(5)	--
Lease financing	(71)	(59)	(15)	--	--
Total charge-offs	(1,997)	(814)	(772)	(84)	(169)
Recoveries:
Commercial	210	90	988	222	317
Real estate - mortgage	14	--	--	2	--
Consumer	33	8	2	250	2
Lease financing	--	20	--	--	--
Total recoveries	257	118	990	474	319
Net loan (charge-offs) recoveries	(1,740)	(696)	218	390	150
Purchased reserve of TBON Leasing	--	--	92	--	--
Allowance for loan losses at end of period	$ 5,098	$ 4,622	$ 4,062	$ 3,646	$ 3,128
	========	========	========	========	========
Allowance to end of period total loans	1.50%	1.71%	1.98%	2.39%	2.55%
Net loan charge-offs (recoveries) to average loans	0.56	0.30	(0.12)	(0.29)	(0.13)
Allowance to end of period nonperforming loans	161.94	595.62	1,395.88	893.63	285.92

The following table describes the allocation of the allowance for loan and lease losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The following chart represents the allocation of the balance of the allowance for loan and lease losses by specific loan portfolio.

	As of December 31, 2001
	2001		2000		1999		1998		1997
	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans
	(Dollars in thousands)
Commercial	$ 2,460	40.69%	$ 1,515	40.69%	$ 1,663	34.14%	$ 918	34.04%	$ 916	31.42%
Real estate mortgage	1,015	33.82	1,575	32.63	1,160	49.86	1,006	52.04	967	57.89
Real estate construction	226	13.38	240	13.94	212	9.58	133	9.61	128	7.68
Consumer	182	9.57	111	9.16	54	2.86	47	4.31	79	3.01
Lease financing	86	2.54	97	3.58	103	3.56	--	--	--	--
Unallocated	1,129	--	1,084	--	870	--	1,542	--	1,038	--
Total allowance	$ 5,098	100.00%	$ 4,622	100.00%	$ 4,062	100.00%	$ 3,646	100.00%	$ 3,128	100.00%
	========	=======	========	======	=======	======	=======	======	=======	=======

Deposits

During the year ended December 31, 2001, total deposits increased by 28.2%, or $76.9 million, to $349.9 million compared with $273.0 million in 2000. This increase resulted from the Brentwood and Hendersonville branches, which grew deposits by 51.9% and 47.6%, respectively, and to a lesser degree from the Green Hills and Main branch whose deposits grew by 23.0% and 24.3%, respectively.

At December 31, 2001, the Company's lending and investing activities were funded principally by deposits, approximately 48.2% of which were demand and money market deposits, compared with 51.4% at year-end December 31, 2000. Average non-interest-bearing deposits for the year ended December 31, 2001 were $32.6 million compared with $23.7 million in 2000, an increase of $8.9 million or 37.6%. For the year ended December 31, 2001 and 2000, approximately 10.2% and 9.4%, respectively, of average deposits were non-interest-bearing.

The Company actively solicits time deposits from its customers. In addition, the Company receives time deposits from government municipalities and utility districts. These time deposits generally renew at maturity and have provided a stable base of time deposits. The Company believes that based on its historical experience time deposits greater than $100,000 have core-type characteristics. Of the $80.6 million of time deposits greater than $100,000 at December 31, 2001, approximately $56.3 million or 69.6% have been with the Company longer than one year. In pricing time deposits, the Company seeks to be competitive but generally prices near the middle of the given market.

The following are the average daily balances and weighted average rates on deposits.

	As of December 31,
	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing deposits:
NOW accounts	$ 27,395	2.53%	$ 17,619	3.17%	$ 14,222	2.90%
Money market deposit accounts	95,236	3.59	89,881	4.83	92,059	4.11
Time deposits less than $100,000	90,678	5.88	54,985	6.04	37,687	5.39
Time deposits $100,000 and over	73,163	5.45	66,337	6.20	35,533	5.33
Total interest-bearing deposits	286,472	4.69	228,822	5.39	179,501	4.52
Noninterest-bearing deposits	32,582	--	23,701	--	19,588	--
Total deposits	$ 319,054	4.21%	$ 252,523	4.88%	$ 199,089	4.08%
	========	=======	========	=======	========	=======

The following table sets forth the amount of the Company's time deposits that are $100,000 or greater by time remaining until maturity:

As of December 31, 2001
(Dollars in thousands)

Three months or less	$ 33,444
Over three through six months	24,198
Over six through 12 months	13,786
Over 12 months	9,205
Total	$ 80,633
========

Federal Home Loan Bank and Other Borrowings

The Bank maintains an arrangement with the FHLB to provide for certain borrowing needs and diversify the funding sources. The arrangement requires the Bank to hold stock in the FHLB and requires the Bank to pledge investment securities, to be held by the FHLB, or loans as collateral.

At December 31, 2001, and 2000, indebtedness to the FHLB totaled $89.0 million and $34.7 million, respectively. During the year ended December 31, 2001, the Company repaid four loans totaling $34.7 million, of which one, for $20.2 million, had a fixed interest rate of 6.61% and the remaining three, totaling $14.5 million, were at the three month LIBOR less five basis points. Also during the year ended December 31, 2001, the Company entered into seven new loans with the FHLB totaling $89.0 million. Of this amount, five loans totaling $54.0 million are fixed rate advances, whose interest rate is fixed for periods between two and three years bearing an average weighted rate of 4.56% and two loans totaling $35.0 million reprice quarterly at the three-month LIBOR less six basis points. In addition to FHLB loans at December 31, 2000, the Company had a $1.5 million loan from a financial institution to partially fund TBON Leasing's lease portfolio.

On December 31, 2001 and 2000, the Company had available for its use $38.5 million, and $34.5 million, respectively, of unsecured short-term bank lines of credit. Such short-term lines serve as backup for temporary loan and investment needs. There are no compensating balance requirements. These lines facilitate federal funds borrowings and bear a rate equal to the current lending rate for federal funds purchased.  There were no amounts outstanding under these lines of credit at December 31, 2001 and 2000, respectively, and $5.0 million outstanding at December 31, 1999.

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Federal funds purchased:
At December 31	$ --	$ --	$ 5,000
Average during the year	1,167	6,777	3,102
Maximum month-end balance during the year	8,500	32,000	18,100
FHLB notes:
At December 31	$ 89,000	$ 34,700	$ 24,500
Average during the year	69,910	17,847	15,376
Maximum month-end balance during the year	98,500	34,700	24,500
Other short-term borrowings:
At December 31	$ --	$ 1,536	$ --
Average during the year	1,341	1,359	--
Maximum month-end balance during the year	2,138	1,919	--

Interest Rate Sensitivity and Interest Rate Risk Management

The Company's Funds Management Policy provides Management with the necessary guidelines for effective funds Management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

The Company's Asset and Liability Committee ("ALCO"), comprised of directors and senior officers of the Company, is charged with the management of Interest rate risk in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economy, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.

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

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect adversely net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

GAP reflects a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the rate environment prevalent at the time of the measurement. Assets tend to prepay faster during periods of declining interest rates than during periods of rising interest rates; because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2001:

Volumes Subject to Repricing Within

	0-30 Days	31-180 Days	181-365 Days	1-3 Years	3-5 Years	6-10 Years	Over 10 Years	Total
(Dollars in thousands)
Interest-earning assets:
Securities	$ 5,649	$ 9,712	$ 11,657	$ 34,751	$ 20,136	$ 18,250	$ 13,201	$ 113,356
Total loans	185,545	15,686	16,954	73,619	43,022	7,604	480	339,937
Federal funds sold and other temporary investments	4,550	--	--	--	--	--	--	4,550
Total interest-earning assets	$ 192,771	$ 25,398	$ 28,611	$ 108,370	$ 63,158	$ 25,854	$ 13,681	$ 457,843
	=======	=======	=======	=======	======	=======	=======	=======
Interest-bearing liabilities:
Demand, money market and NOW accounts	$ 129,983	$ --	$ --	$ --	$ --	$ --	$ -	$ 129,983
Time deposits	25,542	87,397	30,320	19,701	9,432	10,000	--	181,392
Other borrowings	10,000	39,000	--	--	--	40,000	--	89,000
Total interest-bearing liabilities	$ 164,525	$ 126,397	$ 30,320	$ 19,701	$ 9,432	$ 50,000	$ --	$ 400,375
	=======	=======	=======	=======	=======	=======	=======	=======
Period GAP	$ 28,246	$ (100,999)	$ (1,709)	$ 88,669	$ 53,726	$ (24,146)	$ 13,681	$ 57,468
Cumulative GAP	28,246	(72,753)	(74,462)	14,207	72,254	48,108	61,789
Period GAP to total assets	5.86%	(21.34)%	(0.36)%	18.73%	11.35%	(5.10)%	2.89%	--%
Cumulative GAP to total assets	5.86%	(17.37)	(14.82)	3.00	14.35	9.25	12.14	11.91
Interest-earning assets to interest-bearing liabilities	117.17	20.09	94.36	550.07	669.61	51.71	NM	114.35

The preceding table provides Management with repricing data within given time frames. The purpose of this information is to assist Management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates that at December 31, 2001, the Company was asset sensitive up to a 30-day period and liability sensitive for the period between 31 days up to and including one year. The cumulative negative GAP for the time periods up to and including one year was $74.5 million. With this condition, in a declining or stable rate environment the Company would see net income improve up to a one-year period, as more liabilities would reprice at lower rates.

As a financial institution, the Company's primary component of market risk is interest rate risk, or the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. Ultimately, fluctuations in interest rates will impact liquidity, the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of interest-earning assets and interest-bearing liabilities -- other than those which have a short term to maturity. The Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

The Company's exposure to market risk is reviewed on a regular basis by the ALCO. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify, monitor, and manage the risks.

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

Presented below, as of December 31, 2001, is an analysis of the Company's interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

Change in Rates	$ Change in EVE (In Thousands)	% Change in EVE	EVE as a % of Present Value of Assets
			EVE Ratio	Change
-200 bps.	$ 3,835	9.95%	7.86%	60 bps.
0 bps.	---	---	7.25%	---
+200 bps.	$ (3,971)	(9.89)%	6.61%	(65) bps.

The percentage change in EVE as a result of a 200 basis point decrease in interest rates at December 31, 2001 was 9.95% compared with 5.01% as of December 31, 2000. The percentage change in EVE as a result of a 200 basis point increase in interest rates on December 31, 2001 of 9.89% compared with 4.74% change as of December 31, 2000.

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

Management believes that the EVE methodology overcomes three shortcomings of the typical maturity GAP methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the EVE method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of cash flow fluctuations on mortgage related securities on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

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

The prime rate in effect for both December 31, 2001 and December 31, 2000 was 4.75% and 9.50%, respectively. Management believes that in the short term the prime rate will remain relatively stable.

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

The Company's liquidity needs are met primarily by financing activities, consisting mainly of core deposits, but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, totaled $239.5 million representing 68.4% of total deposits at December 31, 2001 compared to $191.2 million or 70.0% at December 31, 2000. Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale and brokered domestic deposits, FHLB and other short-term borrowings, were $89.0 million at December 31, 2001, compared with $36.2 million at December 31, 2000. Cash flows from operations are also a significant source of liquidity. Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan and lease losses, and deferred tax items.

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

Subject to certain limitations, the Bank is eligible for certain borrowing programs through the FHLB. Generally, most advances require delivery of eligible securities as collateral. Maturities under these programs range from one day to 20 years. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. During the year ended December 31, 2001, the Company used the FHLB borrowing proceeds to acquire fixed income securities in an effort to utilize its leverage capacity and increase earnings and minimize the results that a declining rate environment would have on its income stream, and to diversify its funding costs.

At December 31, 2001, the Company was using three of the 17 borrowing programs for which it is eligible through the FHLB totaling $89.0 million. The first, the LIBOR Advance is a source of term financing priced at a spread to the prevailing rates on one- and three-month LIBOR, with maturities ranging from 12 months up to a maximum of 120 months. At December 31, 2001 the Company had two loans totaling $35.0 million under this program. The second program, the Repo Advance is a source of liquidity with terms and conditions comparable to those available in the market for short-term repurchase agreements. Borrowers specify term to maturity from one day to one year. The interest rate is fixed for the term of the advance. At December 31, 2001 and 2000, the Company had one loan for $14.0 million outstanding under this program. The third program, the Convertible Fixed Rate Advance, provides the Company with a fixed rate loan for a determined period of time after which it converts to a floating rate advance. Upon such event, the Company is able to prepay the advance without incurring a penalty fee. At December 31, 2001, the Company had four loans totaling $40.0 million outstanding under this program. As a requirement to these advances, the Company currently maintains some of its investment securities in safekeeping at the FHLB.

The following table summarizes the Company's total contractual obligations and commercial commitments as of December 31, 2001.

Year ended December 31, 2001
	Within One Year	After one but within three years	After three years but within five years	After five years	Total
(Dollars in thousands)
Short term FHLB debt	$ 14,000	$ --	$ --	$ --	$ 14,000
Long-term FHLB debt	--	35,000	--	40,000	75,000
Operating leases	826	1,709	1,687	3,539	7,761
Other long-term obligations	--	--	--	--	--
Total contractual cash obligations	$ 14,826	$ 36,709	$ 1,687	$ 43,539	$ 96,761
	========	=======	======	======	=======

	Year ended December 31, 2001
	Within One Year	After one but within three years	After three years but within five years	After five years	Total
	(Dollars in thousands)
Standby letters of credit	$ 6,160	$ 660	$ --	$ --	$ 6,820
Undisbursed construction loans	15,377	--	--	--	15,377
Unused lines of credit	74,735	1,730	--	13,951	90,416
Other loan commitments	490	--	203	--	693
Total loan commitments and letters of credit	$ 96,762	$ 2,390	$ 203	$ 13,951	$ 113,306
	=======	======	======	======	========

Due to the nature of the Company's unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the time periods presented above.

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

The risk-based capital standards of the Federal Reserve Board require all bank holding companies to have a "Leverage Ratio" of at least 3.0%, "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. Leverage ratio is calculated by dividing total assets into total equity, excluding other comprehensive income. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital and a limited amount of the general valuation allowance for loan and lease losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

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

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the Federal Reserve that are substantially similar to the Federal Reserve Board's guidelines. Also pursuant to FDICIA, the Federal Reserve has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified "well capitalized" for purposes of the Federal Reserve's prompt corrective action regulations. See "Supervision and Regulation -- The Company" and " -- The Bank."

Shareholders' equity decreased from $42.3 million at December 31, 2000 to $38.6 million at December 31, 2001, a decrease of $3.7 million or 8.75%. This decrease was the result of the stock repurchase program commenced in 1999, which continued during 2001, coupled with $2.2 million in dividends paid, these were partially offset by net income of $3.3 million for the year ended December 31, 2001.

The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2001 to the minimum and well-capitalized regulatory standards:

	Minimum Required	Well Capitalized	Actual Ratio at December 31, 2001
The Company
Leverage ratio(1)	3.00%	N/A	8.55%
Tier 1 risk-based capital ratio	4.00	N/A	9.82
Risk-based capital ratio	8.00	N/A	11.07
The Bank
Leverage ratio(1)	3.00%	5.00%	7.88%
Tier 1 risk-based capital ratio	4.00	6.00	9.04
Risk-based capital ratio	8.00	10.00	10.30
(1) The Federal Reserve Board may require the Company and Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

NEW ACCOUNTING PRONOUNCEMENTS.

Business Combinations, Goodwill, and Intangible Assets. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS 141"), Business Combinations, and Statement No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets, acquired in a purchase method business combination, must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company adopted the provisions of SFAS 141 in 2001 and is required to adopt SFAS 142 effective January 1, 2002. Upon adoption of SFAS 142, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment.

Upon adoption of SFAS 142, the Company must evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will also be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS 142's transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

At December 31, 2001, the Company had unamortized goodwill of $201,840, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $15,941 for the year ended December 31, 2001. Because of the small amount of unamortized goodwill at December 31, 2001, the Company does not expect SFAS 142 to have a significant impact on its financial statements.

Asset Retirement Obligations. In July 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company does not expect SFAS 143 to have a significant impact on its financial statements.

Impairment. In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

The Company is required to adopt SFAS 144 no later than January 1, 2002. Management does not expect the adoption of SFAS 144  to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding the market risk of the Company's financial instruments, see "-- Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Interest Rate Risk Management." The Company's principal market risk exposure is to interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents summarized data for each of the quarters during fiscal years 2001 and 2000.

	2001
	For the three months ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Interest income	$ 8,504	$ 8,664	$ 8,456	$ 7,886
Interest expense	4,012	4,450	4,352	4,042
Net interest income	4,492	4,214	4,104	3,844
Provision for loan and lease losses	616	658	687	255
Net interest income after provision for loan and lease losses	3,876	3,556	3,417	3,589
Noninterest income	1,528	977	1,025	771
Noninterest expense	4,039	3,166	3,045	2,976
Income before provision for income taxes	1,365	1,367	1,397	1,384
Provision for income taxes	598	522	534	533
Net income	$ 767	$ 845	$ 863	$ 851
	=======	=======	=======	=======
Income per share:
Basic	$ 0.25	$ 0.26	$ 0.26	$ 0.25
Diluted	$ 0.25	$ 0.26	$ 0.26	$ 0.25
Weighted Average Common Shares Outstanding:
Basic	3,015	3,232	3,285	3,418
Diluted	3,064	3,254	3,306	3,425

	2000
	For the three months ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Interest income	$ 7,828	$ 7,410	$ 6,780	$ 6,263
Interest expense	3,926	3,724	3,364	2,911
Net interest income	3,902	3,686	3,416	3,352
Provision for loan and lease losses	449	360	237	210
Net interest income after provision for loan and lease losses	3,453	3,326	3,179	3,142
Noninterest income	795	712	660	618
Noninterest expense	2,943	2,715	2,466	2,418
Income before provision for income taxes	1,305	1,323	1,373	1,342
Provision for income taxes	531	523	522	510
Net income	$ 774	$ 800	$ 851	$ 832
	=======	=======	=======	=======
Income per share:
Basic	$ 0.23	$ 0.23	$ 0.23	$ 0.21
Diluted	$ 0.23	$ 0.23	$ 0.23	$ 0.21
Weighted Average Common Shares Outstanding:
Basic	3,450	3,519	3,632	3,875
Diluted	3,451	3,521	3,649	3,920

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two-year period ended December 31, 2001.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information under the captions "Election of Directors", "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the "2002 Proxy Statement"), is incorporated herein by reference in response to this item.

ITEM 11.    EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation and Other Matters" in the 2002 Proxy Statement is incorporated herein by response to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2002 Proxy Statement is incorporated herein by response to this item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Interests of Management and Others in Certain Transactions" in the 2002 Proxy Statement is incorporated herein by response to this item.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

    Independent Auditors' Report

    Consolidated Balance Sheets as of December 31, 2001 and 2000

    Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended
         December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

(B) REPORTS ON FORM 8-K

Not applicable

(C) EXHIBITS

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

EXHIBIT		COMMENTS
1	-	Not required.
2	-	Plan of acquisition, reorganization, arrangement, liquidation, or succession. None
3		Articles of Incorporation and By-Laws, incorporated by reference to exhibit 3 to the Registrants' Annual Report Form 10-K for the year ended December 31, 2000.
4		Instruments defining the rights of security holders, including indentures.
4.01		Form of specimen Certificate of Common Stock, incorporated by reference to exhibit 4.01 to the Registrant's Annual Report Form 10-K for the year ended December 31, 2000.
4.02		Community Financial Group, Inc., and Registrar and Transfer Company, as Rights Agent, Shareholders Rights Agreement dated as of January 21, 1998, incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A dated January 26, 2998.
5		Not required.
6		Not required.
7		Not required.
8		Not required.
9		Voting Trust Agreement. None.
10	-	Material Contracts.
10.01*	-	Lease Agreement dated November 20, 2000 between The Bank of Nashville and Carothers at Bakers Bridge, LLC.
10.02*	-

Option Agreement dated July 16, 1996 by and between Community Financial Group, Inc., and Mack S. Linebaugh, Jr., incorporated by reference to exhibit 10.03 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996 (SEC File No. 000-28496, Film No. 97566529), and amendments thereto dated August 22, 2000, incorporated by reference to exhibit 10.01 to the Registrant's Annual Report Form 10-K for the year ended December 31, 2000. Amendments to Non-Qualified Stock Option Agreement dated February 8, 2000, May 13, 1999, April 21, 1998, and April 29, 1997, all of which Amendments are dated August 22, 2000 incorporated by reference to exhibit 10.01 to the Registrant's Annual Report Form 10-K for the year ended December 31, 2000.

10.03*	-

Option Agreement dated July 16, 1996 by and between Community Financial Group, Inc., and Julian C. Cornett incorporated by reference to exhibit 10.04 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996 (SEC File No. 000-28496, Film No. 97566529), and amendments thereto dated August 22, 2000, incorporated by reference to exhibit 10.01 to the Registrant's Annual Report Form 10-K for the year ended December 31, 2000. Amendments to Non-Qualified Stock Option Agreement dated February 8, 2000, May 13, 1999, April 21, 1998, and April 29, 1997, all of which Amendments are dated August 22, 2000 incorporated by reference to exhibit 10.02 to the Registrant's Annual Report Form 10-K for the year ended December 31, 2000.

10.05		Option Agreement by and between Community Financial Group, Inc. and J. Hunter Atkins dated August 20, 2000, incorporated by reference to exhibit 10.03 to the Registrant's Annual Report Form 10-K for the year ended December 31, 2000.
10.06		Option Agreement by and between Community Financial Group, Inc. and Attilio F. Galli dated August 21, 2000, incorporated by reference to exhibit 10.04 to the Registrant's Annual Report Form 10-K for the year ended December 31, 2000.
10.07*		Option Agreement by and between Community Financial Group, Inc. and J. Hunter Atkins dated June 19, 2001.
10.08*		Option Agreement by and between Community Financial Group, Inc. and Attilio F. Galli dated June 19, 2001.
10.09*		Option Agreement by and between Community Financial Group, Inc. and Julian C. Cornett dated June 19, 2001.
10.10*		Lease Agreement dated January 23, 2002 by and between The Bank of Nashville and Richard W. Carpenter, Sr., and Richard S. Davis, Jr.
10.11		Lease Agreement dated July 19, 1989 between The Bank of Nashville and Metropolitan Life Insurance Company, incorporated by reference to Exhibit 10.05 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996 (SEC File No. 000-28496, Film No. 97566529). Metropolitan Life Insurance Company has been succeeded as property owner by LC Tower, L.L.C.
10.12		Lease Agreement dated August 7, 1996 between The Bank of Nashville and Coleman Partners, a Tennessee Partnership, incorporated by reference to Exhibit 10.06 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996 (SEC File No. 000-28496, Film No. 97566529).
10.13		The Bank of Nashville Retirement Savings Plan, incorporated by reference to Exhibit 10.07 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996 (SEC File No. 000-28496, Film No. 97566529) and amendment No. 1 to said plan filed as Exhibit 99.1 to Registrant's Form S-8 filed July 27, 2000 (SEC File No. 333-42328, Film No. 679755).
10.14		Associates' Stock Purchase Plan, incorporated by reference to Exhibit 10.08 to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 1996 (SEC File No. 000-28496, Film No. 97566529).
10.15		Community Financial Group, Inc. 1997 Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.09 to the Registrant's Form S-2 (SEC File No. 333-24309) dated April 1, 1997.
10.16		Lease Agreement dated August 4, 1997 between The Bank of Nashville and Graystone, LLC. Incorporated by Exhibit 10.10 to the Registrant's Annual Report Form 10KSB (SEC File No. 000-28496, Film No. 98579662).
10.17		First Amendment to the Lease Agreement dated April 13, 1999 between The Bank of Nashville and LC Tower, LLC. Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report Form 10K for the year ended December 31, 1999 (SEC File No. 000-28496, Film No. 585946).
10.18		Second Amendment to the Lease Agreement dated June 20, 2000 between The Bank of Nashville and LC Tower, LLC. Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report Form 10-K for the year ended December 31, 2000.
10.19*		Executive Termination Agreement by and between Community Financial Group, Inc., The Bank of Nashville, and Julian C. Cornett dated March 1, 2002.
10.20*		Executive Termination Agreement by and between Community Financial Group, Inc., The Bank of Nashville, and C. Blake Parks initially entered into on March 1, 2001 and extended on March 1, 2002.
10.21*		Executive Employment Agreement by and between Community Financial Group, Inc., The Bank of Nashville, and J. Hunter Atkins initially entered into on September 15, 2000 as extended on March 1, 2002.
10.22*		Executive Employment Agreement by and between Community Financial Group, Inc., The Bank of Nashville, and Attilio F. Galli initially entered into on March 1, 2001 as amended and extended on March 1, 2002.
11	-	Statement re computation of earnings per share, included as Note (L) to the Consolidated Financial Statements on Page F-8 of this Form 10K.
12	-	Statement re computation of ratios. Not applicable.
13	-	Not required.
14	-	Not required.
15	-	Not required.
16	-	Letter re change in certifying accountant. Not applicable.
17	-	Not required.
18	-	Letter re change in accounting principles. Not applicable.
19	-	Not required.
20	-	Not required.
21	-	Subsidiaries of the registrant.
22	-	Published report regarding matters submitted to vote of security holders. None.
23	-	Consent of KPMG, LLP
24	-	Power of Attorney. None.
25	-	Not required.
26	-	Not required.
99	-	Additional Exhibits. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Community Financial Group Inc, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville and State of Tennessee on March 19, 2002.

                                                                                                         COMMUNITY FINANCIAL GROUP, INC.

                                                                                                         By: /s/ J. HUNTER ATKINS

                                                                                                                                 J. Hunter Atkins

                                                                                                                President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 19, 2002.

Signature	Position
/s/ J. HUNTER ATKINS	President and Chief Executive Officer
J. Hunter Atkins	(principal executive officer)

/s/ ATTILIO F. GALLI	Chief Financial Officer
Attilio F. Galli	(principal financial officer)

MACK S. LINEBAUGH
Mack S. Linebaugh	Director

L. LEON MOORE
L. Leon Moore	Director

J. B. BAKER
J. B. Baker	Director

/s/ PERRY W. MOSKOVITZ
Perry W. Moskovitz	Director

/s/ JO D. FEDERSPIEL
Jo D. Federspiel	Director

RICHARD H. FULTON
Richard H. Fulton	Director

/s/ C. NORRIS NIELSEN
C. Norris Nielsen	Director

/s/ DAVID M. RESHA
David M. Resha	Director

/s/ G. EDGAR THORNTON
G. Edgar Thornton	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

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

The Company maintains a system of internal accounting control which Management believes, taken as a whole, is sufficient to provide reasonable assurance that assets are properly safeguarded and that transactions are executed in accordance with proper authorization and are recorded and reported properly. In establishing and maintaining any system of internal accounting control, estimates and judgments are required to assess the relative costs and expected benefits. The Company also maintains a program that independently assesses the effectiveness of its internal controls.

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

The Board of Directors pursues its oversight role for the consolidated financial statements through the Audit Committee, which consists solely of outside directors. The Audit Committee meets periodically with both Management and the independent certified public accountants to assure that each is carrying out its responsibilities.

/s/ J. Hunter Atkins

J. Hunter Atkins
President and CEO

March 19, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Community Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Community Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Financial Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Nashville, Tennessee
January 15, 2002

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	December 31,
	2001	2000
ASSETS
Cash and due from banks	$ 18,217	$ 10,738
Federal funds sold and other temporary investments	4,550	8,300
Investment securities available-for-sale (amortized cost of $112,423 in 2001 and $62,678 in 2000)	113,356	62,775
Residential mortgage loans held-for-sale	2,366	--
Loans and leases (net of unearned income of $2,590 in 2001 and $2,886 in 2000
Commercial	138,327	110,105
Real estate - mortgage loans	114,965	88,262
Real estate - construction loans	45,481	37,719
Consumer	32,539	24,785
Lease financing	8,625	9,697
Loans and leases, net of unearned income	339,937	270,568
Less allowance for loan and lease losses	(5,098)	(4,622)
Total net loans and leases	334,839	265,946
Premises and equipment, net	4,166	3,471
Accrued interest receivable and other assets	4,817	3,390
Total assets	$ 482,310	$ 354,620
	========	=======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 38,572	$ 27,866
NOW accounts	36,562	21,074
Money market accounts	93,421	91,447
Time deposits less than $100,000	100,759	70,636
Time deposits greater than $100,000	80,633	62,013
Total deposits	349,948	273,036
Federal Home Loan Bank and other borrowings	89,000	36,236
Accounts payable and accrued liabilities	4,738	3,067
Total liabilities	443,685	312,339
Commitments and contingencies	--	--
Shareholders' equity:
Common stock, $6 par value; authorized 50,000,000 shares; issued and outstanding shares of 3,077,071 in 2001 and 3,425,850 in 2000	18,462	20,555
Additional paid-in capital	10,640	13,507
Retained earnings	9,282	8,159
Accumulated other comprehensive income, net of tax	241	60
Total shareholders' equity	38,625	42,281
Total liabilities and shareholders' equity	$ 482,310	$ 354,620
	========	========

See accompanying notes to consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, Except Per Share Data)

	Years Ended December 31,
	2001	2000	1999
Interest income:
Interest and fees on loans	$ 26,821	$ 23,035	$ 15,995
Federal funds sold and other temporary investments	424	170	626
Interest on investment securities:
U.S. government agency obligations	5,805	4,602	4,101
States and political subdivisions, tax-exempt	117	116	67
Other securities	343	358	186
Total interest income	33,510	28,281	20,975
Interest expense:
Interest-bearing demand deposits	4,113	4,904	4,196
Time deposits less than $100,000	5,329	3,319	2,031
Time deposits greater than $100,000	3,989	4,112	1,894
Federal Home Loan Bank and other borrowings	3,369	1,122	156
Federal funds purchased	56	468	776
Total interest expense	16,856	13,925	9,053
Net interest income	16,654	14,356	11,922
Provision for loan and lease losses	2,216	1,256	106
Net interest income after provision for loan and lease losses	14,438	13,100	11,816
Noninterest income:
Service fee income	1,200	884	879
Trust income	--	--	93
Investment center income	1,555	1,589	1,345
Gain/(loss) on sale of investment securities, net	457	(97)	(5)
Gain on sale of mortgage loans held for sale	487	--	--
Income from foreclosed assets	--	83	3
Gain on sale of other real estate owned	126	10	29
Other noninterest income	476	316	331
Total noninterest income	4,301	2,785	2,675
Noninterest expense:
Salaries and employee benefits	7,154	5,864	4,687
Occupancy	1,712	1,525	1,298
Insufficient check losses	486	50	184
Audit, tax and accounting	392	252	262
Other outside services	390	290	222
Advertising and marketing	381	319	336
Data and item processing	361	207	175
Loan related	313	281	183
Legal services	287	117	72
Telecommunications	257	179	170
Other noninterest expense	1,493	1,458	1,256
Total noninterest expense	13,226	10,542	8,845
Income before provision for income taxes	5,513	5,343	5,646
Provision for income taxes	2,187	2,086	2,145
Net income	$ 3,326	$ 3,257	$ 3,501
	=======	=======	=======
Net income per common share:
Basic	$ 1.02	$ 0.90	$ 0.86
Diluted	$ 1.02	$ 0.90	$ 0.85
Weighted average shares outstanding:
Basic	3,251	3,619	4,068
Diluted	3,268	3,635	4,129

See accompanying notes to consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND
COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In thousands)
	Common Stock Shares At Par		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss) net of tax	Total
Balance at January 1, 1999	4,216	$ 25,299	$ 19,773	$ 5,759	$ 340	$ 51,171
Issuance of common stock	12	70	85	--	--	155
Repurchase of common stock	(305)	(1,827)	(2,477)	--	--	(4,304)
Comprehensive income:
Other comprehensive loss	--	--	--	--	(1,327)	--
Net income	--	--	--	3,501	--	--
Total comprehensive income					--	2,174
Dividends, $0.46 per share	--	--	--	(1,881)	--	(1,881)

Balance at December 31, 1999	3,924	23,542	17,381	7,379	(987)	47,315
Issuance of common stock	82	490	321	--	--	811
Repurchase of common stock	(580)	(3,477)	(4,195)	--	--	(7,672)
Comprehensive income:
Other comprehensive income	--	--	--	--	1,047	--
Net income	--	--	--	3,257	--	--
Total comprehensive income						4,304
Dividends, $0.68 per share	--	--	--	(2,477)	--	(2,477)

Balance at December 31, 2000	3,426	20,555	13,507	8,159	60	42,281
Issuance of common stock	13	79	98	--	--	177
Repurchase of common stock	(362)	(2,172)	(2,965)	--	--	(5,137)
Comprehensive income:
Other comprehensive income	--	--	--	--	181
Net income	--	--	--	3,326	--
Total comprehensive income						3,507
Dividends, $0.68 per share	--	--	--	(2,203)	--	(2,203)

Balance at December 31, 2001	3,077	$ 18,462	$ 10,640	$ 9,282	$ 241	$ 38,625
	======	======	=======	======	=======	======

See accompanying notes to consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Interest received	$ 33,410	$ 28,273	$ 20,809
Fees received	3,599	2,785	2,675
Interest paid	(16,660)	(13,921)	(8,469)
Cash paid to suppliers and associates	(15,017)	(10,218)	(10,869)
Net cash provided by operating activities	5,332	6,919	4,146
Cash flows from investing activities:
Maturities of investment securities available for sale	25,219	18,252	52,153
Sales of investment securities available for sale	25,047	10,395	8,203
Purchases of investment securities available for sale	(99,511)	(14,740)	(65,648)
Net cash paid for TBON Leasing	--	--	(1,250)
Residential mortgage loans held-for-sale	(2,366)	--	--
Loans and leases originated by customers, net	(71,097)	(64,646)	(46,541)
Capital expenditures	(1,407)	(573)	(1,361)
Net cash used by investing activities	(124,115)	(51,312)	(54,444)
Cash flows from financing activities:
Net increase in demand deposits, NOW and money market accounts	28,168	13,996	23,780
Net increase in certificates of deposit	48,743	29,899	42,808
Repayment of advances from Federal Home Loan Bank	(36,236)	(10,000)	(4,720)
Advances from the Federal Home Loan Bank and other borrowings	89,000	21,736	10,000
Net proceeds from issuance of common stock	177	656	155
Repurchase of common stock	(5,137)	(7,672)	(4,304)
Cash dividends paid	(2,203)	(2,477)	(1,881)
Net cash provided by financing activities	122,512	46,138	65,838
Net increase (decrease) in cash and cash equivalents	3,729	(1,745)	15,540
Cash and cash equivalents at beginning of year	19,038	20,783	5,243
Cash and cash equivalents at end of year	$ 22,767	$ 19,038	$ 20,783
	=======	=======	=======
Reconciliation of net income to net cash provided by operating activities:
Net income	$ 3,326	$ 3,257	$ 3,501
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/loss on sale of investment securities	(457)	97	5
Depreciation and amortization	866	767	695
Provision for loan and lease losses	2,216	1,256	106
Provision for deferred income taxes	(941)	(437)	(161)
Gain on sale of other real estate owned	(126)	(10)	(29)
Stock dividend income	(245)	(131)	(117)
Changes in assets and liabilities:
Decrease/(increase) in accrued interest receivable and other assets	(242)	1,686	(1,064)
Increase in accounts payable and accrued liabilities	935	434	1,210
Net cash provided by operating activities	$ 5,332	$ 6,919	$ 4,146
	=======	=======	=======
Supplemental Disclosure
Non Cash Transactions:
Change in unrealized gain/(loss) on investment securities available for sale and derivative financial instruments, net of tax	$ 181	$ 1,047	$ (1,327)
Foreclosures of loans during the year	804	568	--
Cash paid for:
Income taxes	$ 2,849	$ 2,410	$ 2,186
Interest	$ 16,660	$ 13,921	$ 8,469

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEAR ENDED DECEMBER 31, 2001, 2000 AND 1999

 A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

Community Financial Group, Inc. (CFGI) is a registered bank holding company under the Federal Reserve Holding Company Act of 1956, as amended. CFGI owns The Bank of Nashville (the Bank) and its subsidiaries, all of which are collectively referred to as the Company. The Bank owns 100% of TBON-Mooreland Joint Venture, LLC (TBON-Mooreland), and an 80% interest in Machinery Leasing Company of North America, Inc. (TBON Leasing). The Bank is a state-chartered bank incorporated in 1989 under the laws of the state of Tennessee.

The Bank primarily provides commercial banking services to small business customers located in the Middle Tennessee market. The Bank competes with numerous financial institutions within its market place.

TBON Leasing buys, sells and leases machinery and equipment. TBON-Mooreland underwrites title insurance on the Bank's loans.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CFGI and the Bank and its subsidiaries TBON Leasing and TBON-Mooreland (collectively the Company) after elimination of material intercompany accounts and transactions.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates. Following is a summary of the more significant accounting policies of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and liquid investments with maturities of three months or less when purchased are considered to be cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks and federal funds sold and other temporary investments.

Investment Securities

At December 31, 2001 and 2000, the Company has classified its entire investment securities portfolio as available for sale. Available for sale investment securities are reported at fair value. Unrealized gains and losses on investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes. The adjusted fair value of a specific investment security sold is used to compute the gain or loss on the sale of that security at which time the unrecognized gain or loss included in the other comprehensive income is realized and recorded in the income statement as a component of noninterest income. Investment security purchases and sales are recorded on their trade date. Purchased premiums and discounts are amortized and accreted into interest income on a constant yield over the life of the investment securities taking into consideration prepayment assumptions. A decline in the fair value of any available-for-sale or held to maturity investment security below cost that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In 1998, the Company acquired stock as an equity investment in American Growth Finance, Inc. (AGF), a factoring company which was carried on the cost basis. During 2001, 90% of the Company's investment in AGF was redeemed.

Loans and Leases

Loans are carried at the principal amount outstanding net of unearned income. Interest income on loans and amortization of unearned income is computed by methods which result in level rates of return on principal amounts outstanding. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement. When a loan is considered impaired, the amount of the impairment is based on the present value of the expected future cash flows at the loan's effective interest rate or at the loan's market price or fair value of collateral if the loan is collateral-dependent. Impairment losses are included in the allowance for loan and lease losses through a charge to the provision for loan and lease losses. Interest income is accrued on loans except when doubt as to collectability exists, in which case the respective loans are placed on nonaccrual status. The decision to place a loan on nonaccrual is based on an evaluation of the borrower's financial condition, collateral liquidation value, and other factors that affect the borrower's ability to pay. At the time a loan is placed on nonaccrual, the accrued but unpaid interest is charged against current income. Thereafter, interest on nonaccrual loans is recognized as interest income only as received, unless the collectability of outstanding principal is doubtful, in which case such interest received is applied as a reduction of principal until the principal has been recovered, and is recognized as interest income thereafter.

TBON Leasing generally leases machinery under noncancelable, full payment leases which provide, through rentals, for full recovery of the cost of the machinery leased. For financial statement purposes, such leases are accounted for as direct financing leases whereby the contracts receivable and unearned interest income are recorded when lease contracts become effective. Unearned income for this type of lease is computed on the aggregate rentals less the cost of the machinery and is recognized as income over the life of the lease by the interest method. For income tax purposes, the Company reports lease income under the operating lease method or under the installment sales method, depending on the terms of the contract. When the operating lease method is used, depreciation is computed by the declining-balance or MACRS method. Included in the allowance for loan and lease losses is an amount provided to cover losses incurred in the collection of existing lease contracts receivable and the disposal of the related machinery.

Residential mortgage loans held-for-sale are carried at the lower of cost or market. Such loans are sold, servicing released, on a non-recourse basis and any gain on the sale of such loans is calculated based on sales proceeds received and origination fees recognized.

Allowance for Loan and Lease Losses

An allowance for loan and lease losses reflects an amount which, in management's judgment, is adequate to provide for estimated loan and lease  losses. Management's evaluation of the loan and lease portfolio consists of evaluating current delinquencies, the adequacy of underlying collateral, current economic conditions, risk characteristics, and management's internal credit review process. The allowance is established through a provision charged against earnings. Loans are charged off as soon as they are determined to be uncollectible. Recoveries of loans previously charged off are added to the allowance. While management uses available information to recognize losses on loans, future adjustments to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as part of their examinations, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to adjust the allowance based on their judgment and information available to them at the time of their examinations.

Other Real Estate Owned

Other real estate owned includes property acquired in situations in which the Company has physical possession of a debtor's assets (collateral). Such assets are carried at the lower of cost or fair value less estimated cost to sell and are included in other assets. Cost includes the fair value of the property at the time of foreclosure, foreclosure expense, and expenditures for future improvements. Losses arising from the acquisition of such property are charged against the allowance for loan losses. Declines in value subsequent to foreclosure are recorded as a valuation allowance. Provisions for further declines or losses from disposition of such property are recognized in non-interest expense.

Premises and Equipment

Premises and equipment is stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of those assets. Leasehold improvements are amortized over the lease terms or the estimated useful lives whichever is less. The estimated lives are as follows:

Years
Buildings and improvements	3 - 20
Furniture and equipment	3 - 10

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

Net Income Per Common Share (EPS)

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator). The denominator used in computing diluted EPS reflects the dilutive effect of common stock options outstanding.

Business Segments

Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, commercial banking and has no additional individually significant business segments.

Stock-Based Compensation

The Company accounts for all stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock-based awards is measured by the excess, if any, of the fair market value of the stock, at the time the option is granted, over the amount the employee is required to pay. Compensation cost for the Company is measured at the grant date as all options are fixed awards.

Comprehensive Income

During 2001, 2000, and 1999 the components of comprehensive income, other than net income, is unrealized gains or losses on investment securities available for sale and derivative instruments, net of taxes.

Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an Amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standards, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (outside earnings), and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

The Company utilizes both fixed and variable rate deposits and other borrowings as funding. These obligations expose the Company to variability in interest payments and fair values due to changes in interest rates. If interest rates increase, interest expense increases and fair values decrease. Conversely, if interest rates decrease, interest expense decreases while fair values increase. Management believes it is prudent to limit the variability of its interest payments and changes in fair values of certain funding sources. To meet this objective, management enters derivative instruments to manage fluctuations in cash flows and fair values resulting from interest rate risk. These instruments include interest rate swaps. Under the interest rate swaps designated to hedge cash flows, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate debt. Under the interest rate swap designated as a fair value hedge, the Company receives fixed interest rate payments and makes variable rate payments.

Interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of the underlying principal amounts. Entering into interest rate contracts involves not only interest rate risk, but also the risk of counterparties' failure to fulfill their legal obligations. Notional principal amounts often are used to express the volume of these transactions, however, the amounts potentially subject to credit risk are significantly smaller.

The Company does not enter into derivative instruments for any purpose other than cash flow or fair value hedging purposes. That is, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow and fair value risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows or fair values and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow and fair value risks attributable to both the Company's outstanding funding sources as well as the Company's offsetting hedge positions.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 ("SFAS 141"), Business Combinations, and Statement No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination, must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company adopted the provisions of SFAS 141 in 2001 and is required to adopt SFAS 142 effective January 1, 2002. Upon adoption of SFAS 142, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment.

Upon adoption of SFAS 142, the Company must evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will also be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS 142's transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

At December 31, 2001, the Company had unamortized goodwill of $201,840 which will be subject to the transition provisions of SFAS 141 and 142.  Amortization expense related to goodwill was $15,941for the year ended December 31, 2001. Because of the small amount of unamortized goodwill at December 31, 2001, the Company doe snot expect SFAS 142 to have a significant impact on its financial statements.

In July 2001, the FASB issued No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company does not expect SFAS 143 to have a significant impact on its financial statements.

In August 2001, the FASB issued Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets , which supersedes both SFAS No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

The Company is required to adopt SFAS 144 no later than January 1, 2002. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for prior years to conform to the 2001 presentation. During the year ended December 31, 2001, the Company reclassified its loan portfolio to reflect the business purpose of the loans and reclassified the categorization at December 31, 2000 for comparative purposes. Such reclassifications do not affect earnings. The Company's loan portfolio records were historically classified by collateral codes.

B.     JOINT VENTURE AND BUSINESS COMBINATIONS

In April 1999, the Bank formed TBON-Mooreland, as a joint venture of the Bank and Mooreland Title Company, LLC (Mooreland), providing title services within the office of Mooreland. This new title agency has the ability to underwrite title insurance on most real estate loan transactions. The Bank owns 100% of the title agency and consolidates all of its operations, and participates in a revenue sharing agreement with Mooreland for 50% of the revenue. In June 1999, the Bank acquired 80% ownership in TBON Leasing for $1.3 million in cash. The transaction has been accounted for using the purchase method of accounting and its operations are included in the consolidated financial statements of the Company from the date of acquisition. The primary asset acquired was an equipment lease portfolio of approximately $6.0 million. The excess of the purchase price over the fair value of the net assets acquired was $215,000 and was recorded as goodwill. Goodwill is being amortized over 15 years, respectively. Minority interest in TBON Leasing in 2001 and 2000 was not significant.

C.     CASH RESTRICTIONS

The Company is required to maintain reserves in the form of average vault cash and balances with the Federal Reserve Bank. The average amounts of these balances maintained during the years ended December 31, 2001 and 2000, were $1,822,000 and $3,259,000, respectively. The required balance at December 31, 2001 was $250,000.

D.     INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities at December 31, 2001 and 2000 are shown in the following table (in thousands). Other debt securities include collateralized mortgage obligations whose maturities are not segregated since they have staggered maturity dates. Investments in equity securities include stocks of the Federal Reserve Bank and Federal Home Loan Bank. Maturities of equity securities are not segregated since they have not stated maturity.

	As of December 31, 2001				As of December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
U.S. agency securities	$ 84,309	$ 889	$ 211	$ 84,987	$ 33,928	$ 227	$ 154	$ 34,001
Other debt securities	19,638	242	30	19,850	23,463	152	187	23,428
Municipal securities	2,292	43	--	2,335	2,291	59	--	2,350
Equity securities	6,184	--	--	6,184	2,996	--	--	2,996
Total securities	$ 112,423	$ 1,174	$ 241	$ 113,356	$ 62,678	$ 438	$ 341	$ 62,775
	=========	========	=======	========	========	========	=========	=========

Proceeds from the sales of securities during 2001, 2000, and 1999 were $25.0 million, $10.4 million, and $8.2 million, respectively. Gross gains of $497,000, $4,000, and $16,000 and gross losses of $40,000, $101,000, and $21,000 were realized on those sales in 2001, 2000, and 1999, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2001, are shown in the following table (in thousands). Expected maturities will differ from contractual maturities because borrowers on the underlying mortgages under the mortgage backed securities may have the right to call or prepay obligations with or without call or prepayment penalties. Collateralized mortgage obligations with a weighted average effective yield of 6.70% are disclosed as a separate line item due to their staggered maturity dates. Equity securities are also disclosed as a separate line due to no stated maturity. Investment securities with an aggregate amortized cost of approximately $100.3 million and $51.7 million were pledged to secure public deposits, Federal Home Loan Bank borrowings and for other purposes as required by law at December 31, 2001 and 2000, respectively. All investment securities are classified as available-for-sale.

	As of December 31, 2001
	Amortized Cost	Fair Value
Within one year	$ 682	$ 684
Within two to five years	11,070	11,157
Within six to ten years	23,491	23,361
After ten years	51,358	52,120
Total	$ 86,601	$ 87,322
Collateralized mortgage obligations	19,638	19,850
Equity securities	6,184	6,184
Total investment securities	$ 112,423	$ 113,356
	=========	=========

E.     LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The Bank makes commercial, real estate and other loans and leases to commercial and individual customers throughout the markets it serves. Most of the Company's business activity is with customers located in the Middle Tennessee region. Generally, loans are secured by stocks, real estate, time certificates of deposit, or other assets. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Real estate mortgage and construction loans reflected in the accompanying consolidated balance sheets are comprised primarily of loans to commercial borrowers.

Selected information regarding the loan portfolio as of December 31, 2001and 2000 is presented below (in thousands):

	December 31,
	2001	2000
Variable rate loans	$ 258,352	$ 182,791
Fixed rate loans	81,585	87,777
Total loans	$ 339,937	$ 270,568
	========	========

Changes in the allowance for loan and lease losses are as follows (in thousands):

	December 31,
	2001	2000	1999
Balance at beginning of year	$ 4,622	$ 4,062	$ 3,646
Provision for loan and lease losses	2,216	1,256	106
Charge-offs	(1,997)	(814)	(772)
Recoveries	257	118	990
Purchased reserve of TBON Leasing	--	--	92
Balance at end of year	$ 5,098	$ 4,622	$ 4,062
	========	=======	=======

At December 31, 2001 and 2000, nonaccrual loans amounted to $3.1 million and $776,000, respectively. The effect of nonaccrual loans was to reduce interest income by approximately $309,000 in 2001, $219,000 in 2000, and $10,000 in 1999. There were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at December 31, 2001 and 2000.

At December 31, 2001, the Company had 14 impaired loans totaling $3.1 million of which $525,000 had an allocated specific reserve. The average recorded investment in impaired loans for the years ended December 31, 2001 and 2000 was $1.1 million and $387,000, respectively. Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected, any additional payments received are recognized as interest income. No interest income was recognized on impaired loans in 2001 or 2000.

The impaired loans and their related valuation reserve as of December 31, 2001 and 2000 are as follows (in thousands):

	As of December 31,
	2001	2000
Impaired loans with no specific valuation reserve	$ 2,623	$ 776
Impaired loans with a specific valuation reserve	525	208
Total recorded investment in impaired loans	$ 3,148	$ 984
	=======	=====
Valuation allowance related to all impaired loans	525	166
	=======	=====

In the ordinary course of business, the Company makes loans to directors, executive officers, and principal shareholders, including related interests. In Management's opinion, these loans are made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other borrowers and they did not involve more than the normal risk of uncollectability or present other unfavorable features at the time such loans were made. During 2001, $1.1 million of new loans were made while repayments and other reductions totaled $752,000. Outstanding loans to executive officers and directors, including their associates and affiliated companies, were $6.0 million and $6.3 million at December 31, 2001 and 2000, respectively. Unfunded lines to executive officers and directors were $3.7 million and $3.9 million at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, the directors, executive officers, and principal shareholders had $2.7 million and $7.9 million, respectively in deposits with the Company. The terms of such deposits are comparable to those available to other depositors.

F.     PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	As of December 31,
	2001	2000
Furniture, fixtures and equipment	$ 4,243	$ 3,089
Building and improvements	1,039	1,039
Land	638	638
Leasehold improvements	1,259	1,030
Accumulated depreciation and amortization	(3,013)	(2,325)
Premises and equipment, net	$ 4,166	$ 3,471
	======	======

The Company occupies space under noncancelable operating leases. The leases provide annual escalating rents for periods through 2009 with options for renewals. Rent expense is recognized in equal monthly amounts over the lease term. Rent expense was $694,000, $600,000, and $469,000 for 2001, 2000, and 1999, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2001 are payable as follows (in thousands):

2002	$ 826
2003	850
2004	859
2005	869
2006	869
Thereafter	3,489
$ 7,762
=======

G.     LONG TERM DEBT AND LINES OF CREDIT

The Bank maintains an arrangement with the Federal Home Loan Bank (FHLB) to provide for certain borrowing needs and diversify the funding sources. The arrangement requires the Bank to hold stock in the FHLB and requires the Bank to pledge investment securities, to be held by the FHLB, or loans as collateral.

At December 31, 2001, and 2000, indebtedness to the FHLB and other borrowings totaled $89.0 million and $36.2 million, respectively. During the year ended December 31, 2001, the Company repaid four loans totaling $34.7 million, of which one, for $20.2 million, had a fixed interest rate of 6.61% and the remaining three, totaling $14.5 million, were at the three-month LIBOR less five basis points. Also during the year ended December 31, 2001, the Company entered into seven new loans with the FHLB totaling $89.0 million. Of this amount, five loans, totaling $54.0 million are fixed rate advances, whose interest rate is fixed for periods between two and three years bearing an average weighted rate of 4.56% and two loans totaling $35.0 million reprice quarterly at the three-month LIBOR less six basis points, with an average weighted rate of 2.15% at December 31, 2001. The maturity dates on long-term debt for the five years subsequent to December 31, 2001are as follows (in thousands):

2002	$ 14,000
2003	35,000
2004	--
2005	--
2006	--
$ 49,000

On December 31, 2001, the Company had available for its use $38.5 million of unsecured short-term bank lines of credit. Such short-term lines serve as backup for loan and investment needs. There are no compensating balance requirements. These lines facilitate federal funds borrowings and bear a rate equal to the current lending rate for federal funds purchased. No amounts were outstanding under these lines of credit at December 31, 2001.

H.     INCOME TAXES

Actual income tax expense for the years ended December 31, 2001, 2000, and 1999 differed from an "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before provision for income taxes) as follows (in thousands):

	As of December 31
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
Federal income tax expense at statutory rate	$ 1,874	34.0%	$ 1,817	34.0%	$ 1,920	34.0%
State taxes, net of federal benefit	220	4.0	218	4.1	215	3.8
Other, net	93	1.7	51	0.9	10	0.2
Provision for income taxes	$ 2,187	39.7%	$ 2,086	39.0%	$ 2,145	38.0%
	========	=======	=======	======	=======	======

Significant temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2001	2000
Deferred tax assets:
Unrealized loss on derivative instruments	$ 208	$ --
Deferred fees, principally due to timing differences in the recognition of income	353	278
Loans, principally due to provision for loan and lease losses	1,220	421
Net operating loss carry forward	175	218
Premises and equipment, principally due to differences in depreciation methods	41	49
Other	31	19
Total gross deferred tax assets	2,028	985
Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(353)	(37)
Discount on investment securities deferred for tax purposes	(92)	(99)
Leases, principally due to differences in basis acquired and the recognition of income	(55)	(260)
FHLB stock dividends	(264)	(159)
Total gross deferred tax liabilities	(764)	(555)
Net deferred tax assets	$ 1,264	$ 430
	=====	=====

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Bank has provided no valuation allowance for the net deferred tax assets at December 31, 2001 or 2000 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2001	2000	1999
Current income tax expense:
Federal	$ 2,645	$ 2,124	$ 1,947
State	483	399	359
Total current income tax expense	3,128	2,523	2,306
Deferred income tax benefit:
Federal	(793)	(368)	(127)
State	(149)	(69)	(34)
Total deferred income tax benefit	(942)	(437)	(161)
Total income tax expense	$ 2,187	$ 2,086	$ 2,145
	======	======	======

I.    DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2001, the Company had three interest rate swap contracts with a consolidated notional amount outstanding of $35.0 million. There were no interest rate swap contracts outstanding at year-end December 31, 2000. The derivative financial instruments are reported at their fair values and are included as other assets and other liabilities, respectively, on the face of the balance sheet.

On March 26, 2001, the Company entered into a $10.0 million interest rate swap which matures on October 17, 2008 under which the Company pays the counterparty a variable rate of three-month LIBOR plus five basis points and will receive a fixed rate of 6.00%. Interest payments are settled and variable rates reset quarterly. The counter party has the option to terminate the swap, in whole or in part, on April 17, 2002 and semi-annually thereafter. Management designated the interest rate swap as a fair value hedge of $10.0 million of brokered time deposits issued by the Company on March 26, 2001. The 6.00% fixed rate, brokered time deposits mature on October 17, 2008 and are callable by the Company on March 26, 2002 and semi-annually thereafter. At December 31, 2001, the Company had other liabilities of $120,000 reflecting the fair value adjustment on this hedge instrument with an offset of $120,000 decreasing the recorded value of the 6.00% fixed rate, brokered time deposits.

On May 24, 2001, the Company entered into a $15.0 million interest rate swap agreement which matures on November 25, 2002 under which the Company pays the counterparty a fixed rate of 4.53% and will receive a variable rate of three-month LIBOR less six basis points. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $15.0 million  in variable rate FHLB advances entered into by the Company on May 24, 2001. As of December 31, 2001, the cash flow hedge of FHLB advances resulted in a decrease of $216,000 in other comprehensive income, net of taxes of $132,000, and a $348,000 increase to other liabilities.

On July 19, 2001, the Company entered into a $10.0 million interest rate swap agreement which matures on October 19, 2002 under which the Company pays the counterparty a fixed rate of 4.205% and will receive a variable rate of three-month LIBOR. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $10.0 million in variable rate FHLB advances entered into by the Company on July 19, 2001. At December 31, 2001, the cash flow hedge of FHLB advances resulted in a decrease of $122,000 in other comprehensive income, net of taxes of $76,000, with a $199,000 increase to other liabilities.

The high degree of effectiveness of the Company's cash flow derivative financial instruments resulted in no impact to consolidated net income for the year ended December 31, 2001.

J.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

At December 31, 2001, outstanding commitments to sell mortgage loans amounted to approximately $2,366,000. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of residential mortgage loans held-for-sale and outstanding commitments to originate residential mortgage loans held-for-sale. The outstanding commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specific dates which generally do not exceed 15 days.

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

Standby letters of credit or guarantees are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Approximately 90.3% of the guarantees have maturities less than one year, the remaining 9.7% mature within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Unused lines of credit include home equity lines of credit ("HELOCS").

Loan commitments and letters of credit at December 31, 2001 and 2000 include the following (in thousands):

	December 31,
	2001	2000
Standby letters of credit	$ 6,820	$ 5,574
Undisbursed construction loans	15,377	10,735
Unused lines of credit	90,416	81,724
Other loan commitments	693	274
Total loan commitments and letters of credit	$ 113,306	$ 98,307
	========	=======

K.     EMPLOYEE BENEFITS

The Company maintains for its employees an Associates Stock Purchase Plan (the "ASPP"), and a Retirement Savings Plan 401(k) (the "401 (k) Plan"). The 401(k) Plan provides for the maximum deferral of employee compensation allowable by the IRS under provisions of Section 401(A) and 401(k). The 401(k) Plan is available to all associates who meet the plan eligibility requirements. The Company provides various levels of employer matching of contributions up to 4% of the associate's compensation. Employer contributions are invested exclusively in the Company's common stock. Associates fully vest in the employer's contributions after three years of service as defined in the 401(k) Plan. Total plan expense for 2001, 2000 and 1999 was approximately $186,000, $157,000 and $119,000, respectively.

The ASPP under which 100,000 shares of the Company's common stock may be issued, allows associates to purchase the Company's common stock through payroll deductions at 84% of the existing market value, not to fall below par value. The difference between the purchase price and the market value on the date of issue is recorded as compensation expense. Compensation expense of $25,000, $28,000, and $25,000 was recorded in 2001, 2000 and 1999, respectively. The Company pays incidental expenses regarding the administration of the plan.

In 1997, the Board of Directors adopted the 1997 Nonstatutory Stock Option Plan (Plan), which initially reserved 150,000 shares of the Company's common stock for use under the Plan (plus 10% of any additional shares of stock issued after the effective date of the Plan). Total shares reserved under this plan at December 31, 2001 were 601,003 shares. Stock issued pursuant to the Plan may be either authorized but unissued shares or shares held in the treasury of the Company. Options are granted at an option price of no less than the fair market value of the stock at the date of grant. Each grant of an option is evidenced by a stock option agreement specifying the number of shares, the exercise price, and a vesting schedule. During 2001, 2000 and 1999, 27,000 options, 281,000 options, and 106,900 options, respectively, were granted under the Plan.

As of December 31, 2001, the Company's Board of Directors had approved the issuance of stock options to purchase 442,187 shares of the Company's common stock. Compensation expense was not recorded in connection with the issuance of these options, as the option price was equal to or exceeded the market price of the Company's common stock at the date of grant. The following table presents information on stock options:

	Total Options /Shares	Exercisable Options	Option Price Range		Weighted Average Price
Options outstanding at January 1, 1999	142,627	87,015	$ 6.000	$ 14.750	$ 10.320
Granted	106,900	21,380	12.420	12.880	12.710
Options that became exercisable	--	16,525	10.125	14.750	13.060
Options exercised	(220)	(220)	11.625	11.625	11.625
Options expired	(1,130)	(430)	11.625	14.750	13.840
Options outstanding at December 31, 1999	248,177	124,270	6.000	14.750	11.330
Granted	281,000	56,200	11.580	13.894	13.403
Options that became exercisable	--	55,236	10.125	14.750	13.028
Options exercised	(67,000)	(67,000)	6.000	11.625	6.983
Options expired	(38,850)	(13,600)	11.625	14.750	13.487
Options outstanding at December 31, 2000	423,327	155,106	$ 10.125	$ 14.750	$ 13.197
Granted	27,000	5,400	13.190	13.890	13.803
Options that became exercisable	--	79,785	11.625	14.750	13.278
Options exercised	(2,000)	(2,000)	11.625	12.880	12.504
Options expired	(6,140)	(3,580)	12.880	14.750	13.806
Options outstanding at December 31, 2001	442,187	234,711	$ 10.125	$ 14.750	$ 13.228
	=======	=======	=======	=======	=======

The stock options have five year vesting schedules and become exercisable in full in the event of a merger, sale, or change in majority control of the Company. The options expire during the years 2002 through 2011 or within 90 days of cessation of employment. At December 31, 2001, the weighted average remaining life was approximately 7.8 years.

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

	For the years ended December 31,
	2001	2000	1999
Net income - as reported	$ 3,326,000	$ 3,257,000	$ 3,501,000
	==========	==========	==========
Net income - proforma	$ 3,046,000	$ 3,023,000	$ 3,401,000
	==========	==========	==========
Earnings per share:
Basic, as reported	$ 1.02	$ 0.90	$ 0.86
Basic, proforma	0.94	0.84	0.84
Diluted, as reported	$ 1.02	$ 0.90	$ 0.85
Diluted, proforma	0.93	0.83	0.82

The weighted average fair values of options granted during 2001, 2000, and 1999 were $4.15; $4.72; and, $5.09 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the years ended December 31,
	2001	2000	1999
Expected dividend yield	4.46%	6.04%	3.61%
Expected stock price volatility	23.05	23.00	25.00
Risk-free interest rate	4.74	6.55	5.07
Expected life of options (years)	5	5	5

L.     SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

The Company can issue common stock pursuant to various plans such as employee stock purchase, contributions to the 401(k) plan, and payment of directors' fees. Under these plans, 11,125, 14,710 and 11,609 shares were issued during 2001, 2000 and 1999, respectively.

The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share (in thousands except per share data).

	Years ended December 31,
	2001	2000	1999
Net income available to common shareholders	$ 3,326	$ 3,257	$ 3,501
	=======	=======	=======
Weighted average common shares outstanding - basic	3,251	3,619	4,068
Dilutive effect of options	17	16	61
Weighted average common shares outstanding - diluted	3,268	3,635	4,129
	=======	=======	=======
Antidilutive options	36	175	175
	=======	=======	=======
Net income per share:
Basic	$ 1.02	$ 0.90	$ 0.86
Diluted	1.02	0.90	0.85

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

If the Company were acquired in a merger or other business combination transaction, each right would entitle its holder to purchase, at the right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such a price. In addition, if a person or group acquires 15% or more of CFGI's common stock, each right would entitle its holder (other than the acquiring person or members of the acquiring group) to purchase, at the right's then current exercise price, a number of CFGI's common shares having a market value of twice that price. After a person or group acquires beneficial ownership of 15% or more of CFGI's common stock and before an acquisition of 50% or more of the common stock, the Board of Directors would exchange the rights (other than rights owned by the acquiring person or group), in whole or in part, at an exchange ratio of one share of common stock per right.

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

In March 1999, to facilitate the management of its capital position, the Company announced a stock repurchase program. The initial plan called for the repurchase of 400,000 shares (the "March 23, 1999 Plan") with an original expiration date of December 31, 1999. On January 26, 2000, the Company extended the expiration date of the March 23, 1999 Plan until March 31, 2000 to allow for the completion of the plan. On March 15, 2000, the Company announced that it had completed the March 23, 1999 Plan and announced a second stock repurchase plan for the acquisition of an additional 500,000 shares of common stock with an expiration date of December 31, 2000 (the "March 15, 2000 Plan"). On December 20, 2000, the Company announced the extension of the March 15, 2000 Plan to December 31, 2001 to provide for the acquisition of 16,000 shares remaining to be repurchased under the March 15, 2000 Plan and an additional 400,000 shares, for a total of up to 416,000 shares of common stock. At December 31, 2001, the Company had repurchased 845,904 shares under the March 15, 2000 Plan and 1,245,904 shares since commencing its stock repurchase program in March 1999.

M.     RESTRICTIONS ON RETAINED EARNINGS, REGULATORY MATTERS, AND LITIGATION

To declare dividends the Bank must transfer a minimum of ten percent of current net income from retained earnings to additional paid-in capital until additional paid-in capital equals common stock. Accordingly, the Bank transferred $326,000 and $307,000 from retained earnings to surplus during 2001 and 2000, respectively. At December 31, 2001, approximately $14.1 million of the Bank's retained earnings were available for dividend declaration and payment, without regulatory approval. Approximately $21,591,000 of the Company's investment in the Bank is restricted as to the payment of dividends.

CFGI and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2001.

As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table (Dollars in thousands).

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total capital (to risk weighted assets)
Community Financial Group, Inc.	$ 41,947	11.07%>	$ 30,311	N.A. >	$ 37,889	N.A. >
The Bank of Nashville	38,998	10.30 >	30,303	8.0 >	37,879	10.0% >
Tier 1 capital (to risk weighted assets)
Community Financial Group, Inc.	$ 37,210	9.82%>	$ 15,156	N.A. >	$ 22,733	N.A. >
The Bank of Nashville	34,261	9.04 >	15,152	4.0 >	22,727	6.0% >
Leverage ratio
Community Financial Group, Inc.	$ 37,210	8.55%>	$ 13,060	N.A. >	$ 21,767	N.A. >
The Bank of Nashville	34,261	7.88 >	13,044	(1) 3.0 >	21,740	5.0% >
As of December 31, 2000:
Total capital (to risk weighted assets)
Community Financial Group, Inc.	$ 45,721	15.43%>	$ 23,705	8.0%>	$ 29,631	N.A. >
The Bank of Nashville	35,616	12.03 >	23,685	8.0 >	29,606	10.0% >
Tier 1 capital (to risk weighted assets)
Community Financial Group, Inc.	$ 42,005	14.17%>	$ 11,891	4.0%>	$ 17,837	N.A. >
The Bank of Nashville	31,905	10.78 >	11,839	4.0 >	17,758	6.0% >
Leverage ratio
Community Financial Group, Inc.	$ 42,005	12.14%>	$ 10,380	3.0%>	$ 17,300	N.A. >
The Bank of Nashville	31,905	9.29 >	8,879	(2) 3.0 >	14,798	5.0% >
______________________________________ (1) The Federal Reserve Board may require the Company and Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

From time to time there are legal proceedings pending against the Company. In the opinion of Management, the liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements.

N.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amounts and the estimated fair value of the Company's financial instruments at December 31, (in thousands):

	As of December 31,
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, due from banks, federal funds sold and other temporary investments	$ 22,767	$ 22,767	$ 19,038	$ 19,038
Investment securities	113,356	113,356	62,775	62,775
Residential mortgage loans held-for-sale	2,366	2,366	--	--
Loans, net of unearned income	339,937	347,631	270,568	267,747
Financial liabilities:
Deposits	349,948	356,366	273,036	273,416
FHLB and other borrowings	89,000	91,107	36,236	36,303
Derivatives	667	667	--	--

	As of December 31,
	2001		2000
	Contractual or Notional Amounts	Estimated Fair Value	Contractual or Notional Amounts	Estimated Fair Value
Off-balance items:
Commitments to extend credit	$ 106,486	(1)	$ 92,733	(1)
Standby letters of credit	6,820	(1)	5,574	(1)
_____________________________
(1)  With the exception of HELOCS, commitments are negotiated at current market rates and terms and are relatively short-term in nature. Therefore, the estimated value of loan commitments approximates the fees charged. The estimated fair value of these items was not significant at December 31, 2001 and 2000.

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

Investment Securities

In estimating fair values, management makes use of prices or dealer quotes for U.S. government agency securities, collateralized mortgage obligations, securities of states and political subdivisions, and equity securities. As required, investment securities available for sale are recorded at fair value.

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

Residential mortgage loans

The fair value of residential mortgage loans held-for-sale is based on the underlying rates and commitments to sell such loans.

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

O.     OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The Company's unrealized gains and losses (net of tax) on investment securities available for sale and derivative instruments are included in other comprehensive income (loss). The amounts of other comprehensive income (loss) along with the related tax effect are set forth in the following table (in thousands):

	Gain (Loss) Before Tax	Tax Expense (Credit)	Net of Tax
Year ended December 31, 2001:
Net unrealized gain on investment securities available for sale during 2001	$ 1,296	$ 495	$ 801
Net unrealized loss on derivative instruments	(546)	(208)	(338)
Less: reclassification adjustment for net gains included in net income	457	175	282
Other comprehensive income	$ 293	$ 112	$ 181
	=======	=======	=======
Year ended December 31, 2000:
Net unrealized gain on investment securities available for sale during 2000	$ 1,591	$ 604	$ 987
Plus: reclassification adjustment for net losses included in net income	97	37	60
Other comprehensive income	$ 1,688	$ 641	$ 1,047
	=======	======	=======
Year ended December 31, 1999:
Net unrealized loss on investment securities available for sale during 1999	$ (2,134)	$ (810)	$ (1,324)
Less: reclassification adjustment for net losses included in net income	(5)	(2)	(3)
Other comprehensive loss	$ (2,139)	$ (812)	$ (1,327)
	=======	======	=======

P.     PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Community Financial Group, Inc., (Parent Company only) as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999 was as follows (in thousands):

CONDENSED BALANCE SHEET

	December 31,
	2001	2000
Assets
Cash	$ 2,693	$ 9,372
Investment in bank subsidiary, at cost	35,676	32,237
Investment securities available-for-sale	100	500
Other assets	187	235
Total assets	$ 38,656	$ 42,344
	=======	=======
Liabilities
Other liabilities	31	63
Total liabilities	31	63
Total shareholders' equity	38,625	42,281
Total liabilities and shareholders' equity	$ 38,656	$ 42,344
	========	========

CONDENSED INCOME STATEMENT

	Years Ended December 31,
	2001	2000	1999
Income:
Dividends from bank subsidiary	$ --	$ --	$ --
Interest income	270	683	939
Loss on sale of investment securities, net	--	(34)	(20)
Total interest income	270	649	919
Expenses:
Other expenses	136	191	225
Total expenses	136	191	225
Income before provision for income taxes	134	458	694
Increase to consolidated income taxes arising from parent company taxable income	66	174	264
Equity in undistributed earnings of subsidiary bank	3,258	2,973	3,071
Net income	$ 3,326	$ 3,257	$ 3,501
	=======	=======	=======

CONDENSED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$ 3,326	$ 3,257	$ 3,501
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary bank	(3,258)	(2,973)	(3,071)
Loss on sale of investment securities	--	34	20
Depreciation and amortization	--	164	56
Decrease (increase) in other assets	48	214	(270)
(Decrease) increase in other liabilities	(32)	10	3
Net cash provided by operating activities	84	706	239
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	400	10,376	5,126
Purchases of investment securities available for sale	--	--	(30,832)
Maturities of investment securities available for sale	--	--	25,051
Net cash provided by (used in) investing activities	400	10,376	(655)
Cash flows from financing activities:
Repurchase of common stock	(5,137)	(7,672)	(4,304)
Net proceeds from issuance of common stock	177	656	155
Cash dividends paid	(2,203)	(2,477)	(1,881)
Net cash used in financing activities	(7,163)	(9,493)	(6,030)
Increase (decrease) in cash	(6,679)	1,589	(6,446)
Cash at beginning of year	9,372	7,783	14,229
Cash at end of year	$ 2,693	$ 9,372	$ 7,783
	=======	=======	=======