Form 10-Q
period 2002-03-31
COMMUNITY FINANCIAL GROUP INC
filed 2002-05-15
CIK 852677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended March 31, 2002

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

    As of May 10, 2002, the number of outstanding shares of Common Stock, par value $6.00 per share was 3,151,068.

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	March 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$ 18,205	$ 18,217
Federal funds sold and other temporary investments	16,259	4,550
Investment securities available-for-sale (amortized cost of $103,894 at March 31, 2002 and $112,423 at December 31, 2001)	103,453	113,356
Residential mortgage loans held-for-sale	1,021	2,366
Loans and leases (net of unearned income of $2,439 at March 31, 2002 and $2,590 at December 31, 2001)
Commercial loans	142,941	138,327
Real estate - mortgage loans	116,286	114,965
Real estate - construction loans	44,177	45,481
Consumer	34,827	32,539
Lease financing	8,167	8,625
Loans and leases, net of unearned income	346,398	339,937
Less: allowance for loan and lease losses	(5,180)	(5,098)
Total net loans and leases	341,218	334,839
Premises and equipment, net	4,505	4,166
Accrued interest receivable and other assets	5,886	4,817
Total assets	$ 490,547	$ 482,310
	========	=======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 36,902	$ 38,572
NOW accounts	44,290	36,562
Money market accounts	90,371	93,421
Time deposits less than $100,000	102,092	100,759
Time deposits greater than $100,000	84,574	80,633
Total deposits	358,229	349,947
Federal Home Loan Bank borrowings	89,000	89,000
Accounts payable and accrued liabilities	4,943	4,738
Total liabilities	452,172	443,685
Commitments and contingencies	--	--
Shareholders' equity:
Common stock, $6 par value; authorized 50,000,000 shares; issued and outstanding shares 3,078,710 at March 31, 2002 and 3,077,071 at December 31, 2001	18,472	18,462
Additional paid-in capital	10,641	10,640
Retained earnings	9,721	9,282
Accumulated other comprehensive (loss)/income, net of tax	(459)	241
Total shareholders' equity	38,375	38,625
Total liabilities and shareholders' equity	$ 490,547	$ 482,310
	========	========

See accompanying unaudited notes to condensed consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
	For the three Months Ended March 31,
	2002	2001
Interest income:
Interest and fees on loans	$ 5,886	$ 6,631
Federal funds sold and other temporary investments	40	67
Interest on investment securities:
U.S. government agency obligations	1,316	1,059
States and political subdivisions, tax-exempt	30	29
Other securities	72	100
Total interest income	7,344	7,886
Interest expense:
Interest bearing demand deposits	386	1,241
Time deposits less than $100,000	1,268	1,167
Time deposits greater than $100,000	835	988
Federal Home Loan Bank borrowings	927	617
Federal funds purchased	5	29
Total interest expense	3,421	4,042
Net interest income	3,923	3,844
Provision for loan and lease losses	1,080	255
Net interest income after provision for loan and lease losses	2,843	3,589
Noninterest income:
Service fee income	304	266
Investment center income	377	399
Gain on sale of mortgage loans held-for-sale	212	--
Gain on sale of investment securities, net	1,097	--
Other noninterest income	63	106
Total noninterest income	2,053	771
Noninterest expense:
Salaries and employee benefits	1,935	1,688
Occupancy	552	252
Advertising	48	56
Audit, tax and accounting	108	61
Data processing	101	79
Other noninterest expense	622	840
Total noninterest expense	3,366	2,976
Income before provision for income taxes	1,530	1,384
Provision for income taxes	568	533
Net income	$ 962	$ 851
	=======	=======
Earnings per common share:
Basic	$ 0.31	$ 0.25
Diluted	$ 0.31	$ 0.25
Weighted average shares outstanding:
Basic	3,078	3,418
Diluted	3,126	3,425

See accompanying unaudited notes to condensed consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND
COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2002 and 2001
(In thousands)
(Unaudited)
	Common Stock Shares At Par		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss) net of tax	Total
Balance at January 1, 2001	3,426	$ 20,555	$ 13,507	$ 8,159	$ 60	$ 42,281
	========	=======	========	========	========	========
Comprehensive income:
Net income	--	--	--	851	--	--
Other comprehensive income	--	--	--	--	442	--
Total comprehensive income	--	--	--			1,293
Issuance of common stock	4	22	25	--	--	47
Repurchase of common stock	(30)	(180)	(214)	--	--	(394)
Cash dividends - $0.17 per share	--	--	--	(595)	--	(595)
Balance at March 31, 2001	3,400	$ 20,397	$ 13,318	$ 8,415	$ 502	$ 42,632
	========	=======	========	========	========	========

Balance at January 1, 2002	3,077	$ 18,462	$ 10,640	$ 9,282	$ 241	$ 38,625
	========	=======	========	========	========	========
Comprehensive income:
Net income	--	--	--	962	--	--
Other comprehensive income	--	--	--	--	(700)	--
Total comprehensive income	--	--	--	--	--	262
Issuance of common stock	2	10	1	--	--	11
Cash dividends - $0.17 per share	--	--	--	(523)	--	(523)
Balance at March 31, 2002	3,079	$ 18,472	$ 10,641	$ 9,721	$ (459)	$ 38,375
	========	========	========	========	========	========

See accompanying unaudited notes to condensed consolidated financial statements

COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Interest received	$ 7,568	$ 6,937
Fees received	764	526
Interest paid	(3,246)	(2,554)
Cash paid to suppliers and associates	(4,476)	(2,105)
Net cash provided by operating activities	610	2,804
Cash flows from investing activities:
Maturities of securities available for sale	8,860	4,007
Sales of securities available for sale	59,437	--
Purchases of securities available for sale	(58,684)	(13,358)
Loans and leases originated by customers, net	(5,738)	(8,169)
Capital expenditures	(558)	(290)
Net cash used by investing activities	3,317	(17,810)
Cash flows from financing activities:
Net increase/(decrease) in demand deposits, NOW and money market accounts	3,008	1,257
Net increase/(decrease) in time deposits	5,274	6,812
Advances from the FHLB and other borrowings	--	5,450
Net proceeds from issuance of common stock	11	47
Repurchase of common stock	--	(394)
Cash dividends paid	(523)	(595)
Net cash provided by financing activities	7,770	12,577
Net decrease in cash and cash equivalents	11,697	(2,429)
Cash and cash equivalents at beginning of period	22,767	19,038
Cash and cash equivalents at end of period	$ 34,464	$ 16,609
	=======	=======
Reconciliation of net income to net cash provided by operating activities:
Net income	$ 962	$ 851
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities, net	(1,097)	--
Gain on sale of residential mortgage loans held-for-sale	(212)	--
Depreciation and amortization	364	150
Provision for loan and lease losses	1,080	255
Provision for deferred taxes	(419)	205
Loss on sale of foreclosed assets	20	--
Stock dividend income	(134)	--
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(435)	(138)
Increase in accounts payable and accrued liabilities	481	1,481
Net cash provided by operating activities	$ 610	$ 2,804
	=======	=======
Supplemental Disclosure
Non Cash Transactions:
Change in unrealized (loss) gain on securities available for sale, net of tax	$ (700)	$ 442
Cash paid for:
Income taxes	$ 334	$ 491

See accompanying unaudited notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A.    HOLDING COMPANY INFORMATION AND PRINCIPLES OF CONSOLIDATION

Community Financial Corporation, Inc. ("CFGI" or the "Company") was incorporated in Tennessee on December 13, 1995 as a bank holding company pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for The Bank of Nashville (the "Bank"). On April 30, 1996, the Company executed a plan of exchange with the Bank, whereby it became the holding company of the Bank. The Bank is a state-chartered bank incorporated in 1989 under the laws of the state of Tennessee. The Bank owns 100% of the stock of TBON-Mooreland Joint Venture, LLC ("TBON-Mooreland"), a title agency, and a majority interest in Machinery Leasing Company of North America, Inc. ("TBON Leasing"). On February 1, 2002, the Company established TBON Nevada Corporation ("TBON Nevada"), a Nevada corporation as a wholly owned subsidiary of the Bank to own, hold and manage the Bank's investment securities portfolio and 100% of the stock of a second tier subsidiary Western Securities Management, Inc. ("WSM"), a Nevada corporation, also engaged in the activity of managing the Bank's investment securities portfolio.

The unaudited condensed consolidated financial statements include the accounts of CFGI, the Bank, and its subsidiaries TBON Mooreland, TBON Leasing, and TBON Nevada, the operations of which are collectively referred herein as the Company. All material intercompany accounts and transactions have been eliminated in the consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with general practices within the banking industry and accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2002 and December 31, 2001; the Company's consolidated results of operations for the three months ended March 31, 2002 and March 31, 2001; the consolidated statements of shareholders' equity and comprehensive income for the three months ended March 31, 2002 and March 31, 2001; and, the consolidated cash flows for the three months ended March 31, 2002 and March 31, 2001. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2001 year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with the Company's annual report on Form 10-K for the year-ended December 31, 2001.

B.    INVESTMENT SECURITIES

Investment securities available for sale with an aggregate fair market value of $137.3 million at March 31, 2002, were pledged to secure public deposits, Federal Home Loan Bank of Cincinnati ("FHLB") borrowings and for other purposes as required or permitted by law.

C.    RESIDENTIAL MORTGAGE LOANS HELD-FOR-SALE

Residential mortgage loans held-for-sale are carried at the lower of cost or market or fair value. The fair value of residential mortgage loans held-for-sale is based on the underlying rates and commitments to sell such loans. Such loans are sold, servicing released, on a non-recourse basis.

D.    ALLOWANCE FOR LOAN LOSSES

        An analysis of the changes in the allowance for loan and lease losses follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Balance, beginning of period	$ 5,098	$ 4,622
Provision charged to operations	1,080	255
Loans and leases charged off	(1,086)	(50)
Recoveries	88	11
Balance, end of period	$ 5,180	$ 4,838
	=========	========
Allowance ratios are as follows:
Balance, to loans and leases outstanding end of period	1.50%	1.74%
Annualized net charge-offs to average loans for the period	1.17	0.06

E.    INCOME TAXES

Actual income tax expense for the three months ended March 31, 2002 and 2001, respectively, differed from expected tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Federal income tax expense at statutory rate	$ 520	$ 471
State tax expense, net of federal benefit	21	54
Other	27	8
Total income tax expense	$ 568	$ 533
	======	======

Significant temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	As of March 31, 2002	As of December 31, 2001
Deferred tax assets:
Unrealized loss on derivative instruments	$ 104	$ 208
Unrealized loss on investment securities available for sale	150	--
Deferred fees, principally due to timing differences in the recognition of income	347	353
Loans and leases, principally due to provision for loan and lease losses	1,629	1,220
Net operating loss carry forward	154	175
Premises and equipment, principally due to differences in depreciation methods	39	41
Other	30	31
Total gross deferred tax assets	2,453	2,028

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	--	(353)
Discount on investment securities deferred for tax purposes	(84)	(92)
Loans and leases, principally due to differences in basis acquired and the recognition of income	--	(55)
Federal Home Loan Bank stock dividends	(287)	(264)
Total gross deferred tax liabilities	(371)	(764)
Net deferred tax assets	$ 2,082	$ 1,264
	=======	========

F.    DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2002, the Company had four interest rate swap contracts with a consolidated notional amount outstanding of $85.0 million. Compared with three interest rate swap contracts totaling $35.0 million at year-end December 31, 2001. These derivative financial instruments are reported at their fair values and are included in other liabilities on the face of the balance sheet.

On March 26, 2001, the Company entered into a $10.0 million interest rate swap which matures on October 17, 2008 under which the Company pays the counterparty a variable rate of three-month LIBOR plus five basis points and will receive a fixed rate of 6.00%. Interest payments are settled and variable rates reset quarterly. The counter party has the option to terminate the swap, in whole or in part, on April 17, 2002 and semi-annually thereafter. Management designated the interest rate swap as a fair value hedge of $10.0 million of brokered time deposits issued by the Company on March 26, 2001. The 6.00% fixed rate, brokered time deposits mature on October 17, 2008 and are callable by the Company on March 26, 2002 and semi-annually thereafter. At March 31, 2002, the Company had other liabilities of $92,000 reflecting the fair value adjustment on this hedge instrument with an offset of $92,000 decreasing the recorded value of the 6.00% fixed rate, brokered time deposits.

On May 24, 2001, the Company entered into a $15.0 million interest rate swap agreement which matures on November 25, 2002 under which the Company pays the counterparty a fixed rate of 4.53% and will receive a variable rate of three-month LIBOR less six basis points. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $15.0 million in variable rate Federal Home Loan Bank of Cincinnati (FHLB) advances entered into by the Company on May 24, 2001. As of March 31, 2002, the cash flow hedge of FHLB advances resulted in a decrease of $150,000 in other comprehensive income, net of taxes of $91,000, and a $241,000 increase to other liabilities.

On July 19, 2001, the Company entered into a $10.0 million interest rate swap agreement which matures on October 19, 2002 under which the Company pays the counterparty a fixed rate of 4.205% and will receive a variable rate of three-month LIBOR. Interest payments are settled and variable rates reset quarterly. Management designated the interest rate swap as a cash flow hedge of $10.0 million in variable rate FHLB advances entered into by the Company on July 19, 2001. At March 31, 2002, the cash flow hedge of FHLB advances resulted in a decrease of $92,000 in other comprehensive income, net of taxes of $56,000, with a $148,000 increase to other liabilities.

On January 18, 2002, the Company entered into a $50.0 million forward interest rate swap, which commences on April 1, 2002 and matures on December 31, 2002 under which the Company will pay the counterparty a fixed rate of 2.325% and will receive one-month LIBOR. Interest payments are settled and variable rates reset monthly. Management designated the interest rate swap as a cash flow hedge of $50.0 million of money market accounts. At March 31, 2002, the cash flow hedge of money market accounts resulted in an increase of $72,000 in other comprehensive income, net of taxes of $43,000, with an $115,000 decrease to other liabilities.

The high degree of effectiveness of the Company's cash flow and fair value of hedges resulted in no impact to net income for the three months ended March 31, 2002.

G.     EARNINGS PER COMMON SHARE

Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and potentially dilutive common stock options outstanding during the period. At March 31, 2002 and December 31, 2001, the Company had outstanding stock options totaling 445,027 and 442,187, respectively, and outstanding common shares of 3,078,710 and 3,077,071, respectively. The following table is a reconciliation of net income and average shares outstanding used in calculating basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended March 31,
	2002	2001
Net income available to common shareholders	$ 962	$ 851
	=====	=====
Weighted-average common shares outstanding - basic	3,078	3,418
Dilutive effect from options	48	7
Weighted-average diluted shares outstanding - diluted	3,126	3,425
Potentially dilutive options	26	154
	=====	=====
Net income per share:
Basic	$ 0.31	$ 0.25
Diluted	$ 0.31	$ 0.25

H.     COMPREHENSIVE INCOME

During the three months ended March 31, 2002 and March 31, 2002, the components of comprehensive income are net income, unrealized gains or losses on investment securities available-for-sale and derivative instruments, net of taxes.

I.       NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company will adopt SFAS 143 on January 1, 2003 and does not expect such adoption to have a significant impact on its financial statements.

Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Because of the extensive effort needed to comply with adopting SFAS 142, the Company has not determined the impact of adopting this statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment, losses or the cumulative effect of a change in accounting.

Effective January 1, 2002, the Company adopted SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of SFAS No. 144 did not have an effect on the consolidated financial statements of the Company.

J.     COMMITMENTS AND CONTINGENCIES

At March 31, 2002 and December 31, 2001, outstanding commitments to sell mortgage loans amounted to approximately $1.0 million and $2.4 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of residential mortgage loans held-for-sale and outstanding commitments to originate residential mortgage loans held-for-sale. The outstanding commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specific dates, which generally do not exceed 15 days.

Commitments to extend credit, including construction loans, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on Management's credit evaluation of the customer.

Standby letters of credit or guarantees are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Unused lines of credit include home equity lines of credit ("HELOCS"). Loan commitments and letters of credit at March 31, 2002 and December 31, 2001 include the following (in thousands):

	March 31, 2002	December 31, 2001
Standby letters of credit	$ 8,348	$ 6,820
Undisbursed construction loans	14,795	15,377
Unused lines of credit	87,393	90,416
Other loan commitments	1,039	693
Total loan commitments and letters of credit	$ 111,575	$ 113,306
	=========	========

The Bank is required to maintain average balances with the Federal Reserve Bank and in vault cash to meet its reserve requirements. The average amount of these balances at the Federal Reserve Bank and vault cash for the three-month period ended March 31, 2002, totaled approximately $2.2 million. The required balance at March 31, 2002 was $250,000.

K.     SUBSEQUENT EVENT

On April 29, 2002, the Company and Synovus Financial Corp. (Synovus) announced the execution of a definitive agreement pursuant to which the Company will merge with and into Synovus. Based upon the average closing price of Synovus stock on the 15 trading days prior to closing the transaction, the Company's shareholders will receive for each of their shares, either: .969 shares of Synovus stock, if the average Synovus stock price is equal to or less than $26.83; or .860 shares of Synovus stock if the average Synovus stock price is equal to or greater than $30.25; or an exchange ratio equal to $26.00 divided by the average Synovus stock price, if the average Synovus stock price is between $26.83 and $30.25.  The transaction is expected to be completed during the third quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

  Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Community Financial Group, Inc. (the "Company" or "CFGI") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (i) the effects of future economic conditions on the Company and its customers; (ii) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (iii) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (iv) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and (v) the failure of assumptions underlying the establishment of the allowance for loan and lease losses and estimations of values of collateral and various financial assets and liabilities. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

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

Management recognizes that in making loans, credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. Management's policy is to maintain an appropriate allowance for estimated loan and lease losses on the portfolio as a whole. The allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions and regular periodic reviews of the Bank's loan portfolio by both internal personnel and a third party review firm. The Bank's loan portfolio consists mostly of commercial and real estate loans to companies in various industries, whose financial performance may be impacted differently by the local, regional or national economies and stage of the economic cycle. Management believes that the effects of any reasonably likely changes in the economy would be limited somewhat due to the diversification of the loan portfolio and the Bank's normal collateral requirements for such loans. While management uses available information to recognize losses on loans and leases, future adjustments in the allowance may be necessary based on changes in economic conditions, which could have a significant detrimental impact to the Company's financial condition and results of operation. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loans and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgment about information available to them at the time of their examination.

Overview

Community Financial Corporation, Inc. was incorporated in Tennessee on December 13, 1995 as a bank holding company pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for The Bank of Nashville. On April 30, 1996, the Company executed a plan of exchange with the Bank, whereby it became the holding company of the Bank. The Bank is a state-chartered bank incorporated in 1989 under the laws of the state of Tennessee. The Bank owns 100% of the stock of TBON-Mooreland Joint Venture, LLC, a title agency, and TBON Nevada Corporation, a Nevada corporation established to own, hold and manage the Bank's investment securities portfolio and 100% of the stock of a second tier subsidiary Western Securities Management, Inc., a Nevada corporation, also engaged in the activity of managing the Bank's investment securities portfolio. The Bank has a majority interest in Machinery Leasing Company of North America, Inc. Copies of all filings with the Securities and Exchange Commission ("SEC") may be obtained on-line at the Company's Website www.bankofnashville.com or by calling the Company's Investor Relations Department at (615) 271-2025.

The Company provides an array of sophisticated banking and financial services, including commercial and consumer banking, real estate construction and mortgages, lease financing, title services, and financial and investment services -- through its relationship with Legg Mason Financial Partners, Inc. ("LMFP"), a registered broker-dealer subsidiary of the investment banking firm Legg Mason Wood Walker, Inc. The Company has five locations, including its Main branch located in downtown Nashville, and suburban branches in Green Hills, Brentwood, Hendersonville and Cool Springs. These locations are complemented by the Company's four "Bank-On-Call" mobile branches which operate throughout the market area with at-your-door banking convenience and a network of eleven automated teller machines ("ATMs") strategically located throughout the Nashville metropolitan area. The Company has received regulatory approval to establish a sixth branch in the Donelson/Hermitage area, which is expected to open during the fourth quarter of 2002.

Additional banking services are provided through mobile branches, "Bank-on-Call," which was established in 1996. Bank-on-Call provides the convenience of "at your door" banking service to customers. Additionally, the Bank has expanded its delivery systems through full-service ATMs, cash dispensers, cash management services, and "Bank-on-Line" Internet banking services for commercial and individual consumers. The Company commenced offering Internet banking services to its customers in early 1999 including a complete array of Net-based banking services for commercial customers comprising basic internet banking, bill payment services as well as full cash management services including ACH origination and wire transfers.

The Company is focused on serving small and medium-sized businesses and individuals in the middle Tennessee market, with a primary service area comprising the Metro Nashville-Davidson County Metropolitan Statistical Area ("MSA"). The Nashville economy is well diversified with music, entertainment, printing and publishing, healthcare, automobile manufacturing, financial services, real estate development and construction, education, government, tourism, hospitality, manufacturing, warehousing, distribution and various service sectors all being major contributors to the economic vitality of the area.

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

Generally, the Company's commercial loans are underwritten in the greater Nashville MSA on the basis of the borrower's ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets. Highly liquid or current assets primarily collateralize working capital loans whereas long-term assets primarily collateralize term loans.

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

During the first quarter of 2002, the Company continued the expansion of its investment services through the Bank of Nashville Investment Group whose assets under management increased to $326.2 million from $315.0 million at year-end December 31, 2001. In 2001, the Company established TBON Mortgage as an operating division of the Bank, primarily to originate and sell, on a servicing released basis, residential mortgages. For the three-month period ended March 31, 2002, residential mortgage origination volume was $9.4 million, of which $950,000 was retained in portfolio, $7.4 million was sold to third party investors, and $1.0 million remains available-for-sale.

The following discussion compares the Company's financial condition at March 31, 2002 and December 31, 2001, and results of operations for the three-month periods ending March 31, 2002, and 2001 respectively. The purpose of the discussion is to focus on the salient factors affecting the Company's financial condition and results of operations.

Results of Operations

General. Net income for the quarters ended March 31, 2002 and 2001 was $962,000 and $851,000, respectively. Basic and diluted EPS for the three months ended March 31, 2002 were $0.31 compared with $0.25, for the same period in 2001. At March 31, 2002, total assets and net loans and leases were $490.5 million and $346.4 million compared with $482.3 million and $340.0 million, respectively, at December 31, 2001. Total liabilities and total shareholders' equity at March 31, 2002, were $452.2 million and $38.4 million, respectively, compared with $443.7 million and $38.6 million, respectively, at December 31, 2001.

For the three months ended March 31, 2002, the annualized return on average assets was 0.81%, compared with 0.94% for the same period in 2001. The decrease in the return on average assets resulted from a higher asset base due to growth in 2001, coupled with lower yields on average earning assets resulting from repricing of such assets and the implementation of a leveraged strategy. Annualized return on average equity was 10.02% for the three months ended March 31, 2002, compared with 8.19% for the same period in 2001. The increase in annualized return on average equity reflected the Company's increased net income and a reduction in average equity resulting from the Company's stock repurchase plans.

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

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three-month periods ended March 31, 2002 and 2001. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

	Three months ended March 31,
	2002 vs. 2001
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$ 1,442	$ (2,187)	$ (745)
Investments securities available-for-sale	679	(448)	237
Federal funds sold and other temporary investments	82	(114)	(32)
Total increase (decrease) in interest income	2,203	(2,749)	(546)
Interest-bearing liabilities:
Interest bearing demand deposit accounts	141	(996)	(855)
Time deposits	723	(775)	(52)
Federal funds purchased	(15)	(9)	(24)
FHLB borrowings	764	(454)	310
Total increase (decrease) in interest expense	1,613	(2,234)	(621)
Increase (decrease) in net interest income	$ 590	$ (515)	$ 75
	======	======	======

During the three-month period ended March 31, 2002, net interest income was affected by a shift in the mix of interest-earning assets, compared with the same period in 2001. The yields on total loans declined by 259 basis points and the yield on investment securities decreased by 167 basis points. These decreases were offset by a 213 basis points decrease in the average rate paid on interest-bearing liabilities and a shift in the funding mix, with greater dependency on interest-bearing deposits and borrowings from the FHLB.

The average volume of NOW accounts increased by $4.9 million, or 30.0%, and the average volume of time or certificates of deposit ("CDs") increased by $45.7 million, or 33.5%. The increase in average CDs resulted from the combination of enhanced marketing efforts and greater demand due to higher yields available in the Nashville market when compared with the national market. During the three-month period ended March 31, 2002, the average rate paid on CDs decreased by 173 basis points, the average rate on NOW and money market accounts decreased by 319 basis points as a result of the decline in interest rates during 2001, and the average rate paid on FHLB borrowings decreased 207 basis points.

Interest expense decreased by $621,000 for the three months ended March 31, 2002, or 15.4%, to $3.4 million, compared with $4.0 million during the same period in 2001. The decrease was primarily due to lower interest rates prevalent during the remainder of 2001 and the first quarter of 2002. For the three months ended March 31, 2002 and 2001, net interest margin (net interest income expressed as a percentage of average earning assets) was 3.47% and 4.42%, respectively. The decline in net interest margin was primarily the result of the asset sensitive position experienced by the Company in 2001, in which more loans repriced at lower interest rates than deposits.

The following tables present the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three-month periods ended March 31, 2002 and 2001. All average balances are yearly average balances. Non-accruing loans have been included in the tables as loans having a zero percentage yield.

	For the three months ended March 31,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
ASSETS
Interest-earning assets:
Total loans	$ 342,047	$ 5,886	6.98%	$ 280,946	$ 6,631	9.57%
Taxable securities	105,742	1,388	5.32	66,580	1,154	7.03
Tax-exempt securities (1)	2,374	44	7.51	2,362	47	8.03
Federal funds sold and other temporary investments	10,309	40	1.58	4,820	72	6.06
Total interest earning assets	460,472	7,358	6.48	354,708	7,904	9.04
Less allowance for loan and lease losses	(5,181)			(4,744)
Total interest-earning assets, net of allowance for loan losses	455,291			349,964
Non-earning assets	22,831			17,366
Total assets	$ 478,122			$ 367,330
	========			========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing transactional accounts	$ 126,754	386	1.24%	$ 113,793	$ 1,241	4.42%
Time deposits	181,865	2,103	4.69	136,183	2,155	6.42
Federal funds purchased and securities sold under repurchase agreements	1,278	5	1.59	2,584	29	4.55
FHLB and other borrowings	89,000	927	4.22	39,769	617	6.29
Total interest-bearing liabilities	398,897	3,421	3.48	292,329	4,042	5.61
Noninterest- bearing liabilities:
Noninterest-bearing demand deposits	35,691			28,602
Other liabilities	4,605			3,978
Total liabilities	439,193			324,909

Shareholders' equity	38,929			42,421

Total liabilities and shareholders' equity	$ 478,122			$ 367,330
	========			========
Net interest income		$ 3,937			$ 3,862
		======			======
Net interest spread			3.00%			3.43%
			=====			=====
Net interest margin			3.47%			4.42%
			=====			=====
(1) Tax equivalent basis

The Management and the Asset Liability Committee of the Board of Directors reviews the various strategies to enhance net interest income and improve the Company's funding, these include but are not limited to the use of interest rate swaps to better manage the Company's interest rate risks, the issuance of CDs within the Company's market place and brokered CDs outside the Company's market place, increased levels of borrowings from the FHLB, establishments of repurchase agreements with selected broker-dealers and the implementation of future leveraging strategies. At March 31, 2002 and 2001, the Company had $89.0 million and $39.7 million in borrowings from the FHLB, respectively.

Provision for loan and lease losses. During the three-month period ended March 31, 2002, the Company recorded a provision for loan and lease losses of $1.1 million, compared with $255,000 during the same period of 2001. Net charge-offs during the first quarter of 2002 were comprised of $1.1 million gross charge-offs and recoveries of $88,000. There were no loans 90 days or more past due and still accruing interest at March 31, 2002 or March 31, 2001. At March 31, 2002 and December 31, 2001, the allowance for loan and lease losses aggregated $5.2 million and $5.1 million, or 1.50% of total loans and leases for each of the two periods.

Non-Interest Income. For the three months ended March 31, 2002, non-interest income increased by $1.3 million or 166.3% to $2.1 million, from $771,000 for the same period in 2001. Included in non-interest income were gains of $212,000 on the sales of residential mortgage loans held-for-sale, and $1.1 million on the sale of investment securities. There were no sales of investment securities during the three months ended March 31, 2001.

Non-Interest Expense. During the quarter ended March 31, 2002, non-interest expense increased by $390,000, or 13.1% to $3.4 million, compared with $3.0 million for the first quarter of 2001. This increase was the result of a $247,000 rise in salaries and employee benefits related to the overall increase in Company staff, and a $300,000 increase in occupancy expense resulting from the corporate headquarters. These expenses were partially offset by the recovery of $325,000 of insufficient check losses from a $425,000 uncollected overdraft item which had been charged-off during the fourth quarter of 2001. Additional increases in non-interest expenses were reflected in the areas of advertising, data processing, audit, tax and accounting expense and other operating expenses.

The increase in other noninterest expenses resulted primarily from higher expenses related to expansion of the Company's commercial and home equity loan programs and the addition of the residential mortgage division. At March 31, 2002, the Company had 106 full-time equivalent employees ("FTE") compared with 100 FTE at March 31, 2001. Plans for the remainder of year 2002 include continued expansion in lending and support areas of the Company's commercial banking activities, expansion of consumer banking services, including the opening of a sixth branch, and the Company's investment center services. Additionally, the Company has commenced the process of selecting a new core processing system, which Management anticipates will be operational during the second half of the year. To offset some of the costs associated with the new core processing system, the Company intends to further leverage its capital position by investing in investment securities and funding such investments with increased borrowings from the FHLB.

The Company outsources certain non-core competencies. Currently, item processing and imaging functions are outsourced to The Intercept Group, Inc. (Nasdaq: "ICPT"). In June 2001, the Company entered upon an agreement with Fiserv Solutions, Inc. to provide core data and item processing as well as imaging services. In the first quarter 2002, the Company elected to cancel the proposed outsourcing arrangement with Fiserv and continue its outsourcing arrangement with Intercept. The accounting, financial reporting and the internal audit functions have been outsourced to the Nashville-based certified public accounting firm of Kraft Bros., Esstman Patton & Harrell, PLLC, an independent member of RSM McGladrey, Inc. The relationship with this certified independent public accounting firm provides the Company with access to both the resources of a large national accounting and consulting firm while at the same time receiving the individualized attention and fee structure provided by a local firm. In March 2001, the Company entered upon an agreement with Professional Bank Services, Inc. ("PBS") to provide loan review services to complement the services provided by the in-house loan review department. In February 2002, the Company, through WSM, entered upon an agreement with FTN Financial Portfolio Advisory, a division of First Tennessee Bank, to provide investment portfolio advisory services.

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

Income Taxes. During the three months ended March 31, 2002, the Company recorded provision for income taxes of $568,000, compared with $533,000 during the same period in 2001. The effective tax rate for each three-month period was 37.1% and 38.5%, respectively. The decline in the effective tax rate is the result of a reduction in Tennessee franchise and excise taxes due to the formation of TBON Nevada and WSM.

Financial Condition

Total assets at March 31, 2002, were $490.5 million, reflecting an increase of $8.2 million from December 31, 2001. This increase was due to a $6.4 million increase in total net loans and leases outstanding and an increase of $11.7 million in federal funds sold and other temporary investments partially offset by a $9.9 million decrease in investment securities available for sale.

Loan and Lease Portfolio. Total net loans and leases increased to $341.2 million or 1.9% at March 31, 2002, from $334.8 million at December 31, 2001. The growth in total loans reflected the local economic conditions and the Company's investment in loan production capacity. At March 31, 2002 and December 31, 2001, the ratio of total net loans and leases to total deposits was 95.3% and 95.7%, respectively. For the same periods, total net loans and leases represented 69.6% and 69.4% of total assets, respectively.

The following table summarizes the Company's loan portfolio, net of unearned income, by type of loan:

	As of March 31, 2002		As of December 31, 2001
	Amount	Percent	Amount	Percent
Commercial	(Dollars in thousands)
Loans	$ 142,941	41.3%	$ 138,327	40.7%
Leases	8,167	2.3	8,625	2.5
Total commercial loans and leases	151,108	43.6	146,952	43.2
Real estate mortgage:
Residential	16,296	4.7	15,988	4.7
Commercial	99,990	28.9	98,977	29.1
Total real estate mortgage	116,286	33.6	114,965	33.8
Real estate construction:
Residential	3,048	0.9	3,767	1.1
Commercial	41,129	11.9	41,714	12.3
Total real estate construction	44,177	12.8	45,481	13.4
Consumer and other	34,827	10.0	32,539	9.6
Gross loans and leases	346,398	100.0%	339,937	100.0%
Less: allowance for loan and lease losses	(5,180)	======	(5,098)	======
Net loans and leases	$ 341,218		$ 334,839
	======		======

Non-Performing Assets. At March 31, 2002, non-performing assets were $3.0 million, compared with $4.0 million at December 31, 2001. The composition of non-performing assets at March 31, 2002, was 69.4% in non-accrual loans, 27.3% in repossessed equipment, and 3.3% in other real estate owned, compared with 79.7% in non-accrual loans, 12.2% in repossessed assets and 8.1% in other real estate owned, at December 31, 2001. At March 31, 2002, there were five loans in nonaccrual of which the largest was $1.5 million.

At March 31, 2002 and December 31, 2001, loans on nonaccrual status amounted to $2.1 million and $3.1 million, respectively. For the three-month period ended March 31, 2002, the effect of nonaccrual loans was to reduce interest income by approximately $159,000 compared with $124,000 for the three-month period ended March 31, 2001. At March 31, 2002, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at March 31, 2002. The following table presents information regarding non-performing assets at the periods indicated:

	As of March 31, 2002	As of December 31, 2001
	Amount	Amount
	(Dollars in thousands)
Nonaccrual loans	$ 2,053	$ 3,148
Repossessed equipment	810	485
Other real estate owned	97	319
Total non-performing assets	$ 2,960	$ 3,952
	======	======
Non-performing assets to total loans, other real estate and repossessed assets	0.85	1.16
Non-performing assets to total assets	0.60	0.82

At March 31, 2002, and December 31, 2001, the Company had five and 14 impaired loans totaling $2.1 million and $3.1 million, respectively. At March 31, 2002, the Company had $435,000 in specific loan and leases allowance allocated against one of the five impaired loans. At December 31, 2001, the Company had $365,000 in specific loan and leases allowance allocated against the impaired loans. Interest payments received on impaired loans are recorded as reductions in principal outstanding or recoveries of principal previously charged off. Once the entire principal has been collected, any additional payments received are recognized as interest income. No interest income was recognized on impaired loans during the three-month periods ended March 31, 2002 or 2001.

At March 31, 2002, and December 31, 2001, other potential problem loans were $743,000 and $1.5 million, respectively. Other potential problem loans are loans which are not considered non-performing, but where information about possible credit problems has caused the Company to have concerns as to the ability of the borrower to fully comply with repayment terms. These loans and others, which may not be presently identified, could become future non-performing loans, depending on future events.

Allowance for Loan and Lease Losses. The Company maintains an allowance for loan and lease losses at a level which, in management's evaluation, is adequate to cover estimated losses on loans based on available information at the end of each reporting period. Consideration in establishing the allowance includes historical net charge-offs, changes in the credit risk, mix and volume of the loan portfolio, and other relevant factors, such as the risk of loss on particular loans or leases, the level of non-performing assets and current and forecasted economic conditions.

At March 31, 2002 and December 31, 2001, the allowance for loan and lease losses aggregated $5.2 million and $5.1 million, respectively, or 1.50% of total loans, for each of the two periods. The level of the allowance for loan and lease losses and the amount of the provision for loan and lease losses are determined on a quarter-by-quarter basis. However, given the inherent uncertainties in the estimation process, no assurance can be given as to the adequacy or the ultimate amount of the allowance at any future date.

As of March 31, 2002, the allocated and unallocated portions of the allowance for loan and lease losses were $4.1 million and $1.1 million, respectively. The unallocated portion of the allowance represented 21.1% at March 31, 2002 compared with 21.6% at December 31, 2001. Presently, management is of the opinion that the allowances are appropriate considering the current level of loans and leases as well as the overall asset quality reflected in the loan and lease portfolios. For the three months ended March 31, 2002, net loan charge-offs were $998,000 or 1.17% (annualized) of average loans outstanding, compared with net charge-offs of $1.7 million or 0.56% of average loans outstanding for the year ended December 31, 2001.

The following table presents an analysis of the allowance for loan and lease losses and other related data:

	As of Three months ended March 31, 2002	As of Twelve months ended December 31, 2001
	(Dollars in thousands)
Average loans outstanding	$ 342,047	$ 308,303
	========	========
Total loans outstanding at end of period	$ 346,398	$ 339,937
	========	========
Allowance for loan and lease losses at beginning of period	$ 5,098	$ 4,622
Provision for loan losses	1,080	2,216
Charge-offs:
Commercial loans	(1,005)	(1,717)
Real estate - mortgage	(31)	(77)
Real estate - construction	--	--
Consumer and other	(46)	(132)
Lease financing	(4)	(71)
Total charge-offs	(1,086)	(1,997)
Recoveries:
Commercial loans	88	210
Real estate - mortgage	--	14
Real estate - construction	--	--
Consumer and other	--	33
Lease financing	--	--
Total recoveries	88	257
Net loan (charge-offs)/recoveries	(998)	(1,740)
Allowance for loan and lease losses at end of period	$ 5,180	$ 5,098
	=======	=======
Ratio of allowance to end of period total loans	1.50%	1.50%
Ratio of net loan charge-offs to average loans	1.17	0.56
Ratio of allowance to end of period non-performing loans	252.31	161.94

Investment Securities. At March 31, 2002, the investment securities portfolio decreased by $9.9 million or 8.7% to $103.5 million, from $113.4 million at December 31, 2001. This decrease was primarily due to the sale of investment securities and management's desire to reduce the duration of the investment portfolio. At March 31, 2002 and December 31, 2001, the Company maintained the entire investment portfolio classified as available-for-sale to better manage its interest rate risk and liquidity position.

Deposits. At March 31, 2002, total deposits increased by $8.3 million or 2.4%, to $358.2 million, from $349.9 million at December 31, 2001. The increase in deposits was comprised of a $3.9 million increase in CDs greater than $100,000, a $7.7 million increase in NOW accounts and a $1.3 million increase in CD's less than $100,000. These increases were partially offset by a $3.1 million decrease in money market account balances and a $1.7 million decrease in noninterest-bearing deposits.

At March 31, 2002, noninterest-bearing deposits decreased by $1.7 million or 4.3% to $36.9 million from $38.6 million at December 31, 2001. The Company's ratio of noninterest-bearing deposits to total deposits at March 31, 2002 and December 31, 2001 were 10.3% and 11.0%, respectively. Core deposits, a relatively stable funding base, comprised 68.1% of total deposits at March 31, 2002, and 68.4% at December 31, 2001. Core deposits represent total deposits excluding CDs greater than $100,000 and brokered CDs.

The Company considers CDs as a stable means of supporting loan growth. The Company believes that based on its historical experience, its large CDs have core-type characteristics. The Company anticipates that this source of funding will continue to be a factor in sustaining the Company's projected asset growth.

Federal Home Loan Bank Borrowings. At March 31, 2002, the Company was using three of the 17 borrowing programs for which it is eligible through the FHLB totaling $89.0 million. The first, the LIBOR Advance is a source of term financing priced at a spread to the prevailing rates on one- and three-month LIBOR, with maturities ranging from 12 months up to a maximum of 120 months. At March 31, 2001 the Company had two loans totaling $35.0 million under this program. The second program, the Repo Advance is a source of liquidity with terms and conditions comparable to those available in the market for short-term repurchase agreements. Borrowers specify term to maturity from one day to one year. The interest rate is fixed for the term of the advance. At March 31, 2002 the Company had one loan for $14.0 million outstanding under this program. The third program, the Convertible Fixed Rate Advance, provides the Company with a fixed rate loan for a determined period of time after which it converts to a floating rate advance. Upon such event, the Company is able to prepay the advance without incurring a penalty fee. At March 31, 2002, the Company had four loans totaling $40.0 million outstanding under this program. As a requirement to these advances, the Company currently maintains some of its investment securities in safekeeping at the FHLB. The following table summarizes the Company's total contractual obligations and commercial commitments as of March 31, 2002.

As of March 31, 2002
	Within One Year	After one but within three years	After three but within five years	After five years	Total
(Dollars in thousands)
Short-term FHLB debt	$ 14,000	$ --	$ --	$ --	$ 14,000
Long-term FHLB debt	--	35,000	--	40,000	75,000
Operating leases	826	1,709	1,687	3,539	7,761
Other long-term obligations	--	--	--	--	--
Total contractual cash obligations	$ 14,826	$ 36,709	$ 1,687	$ 43,539	$ 96,761
	=====	=====	=====	======	======

At March 31, 2002, the Company had available for its use $38.5 million of unsecured short-term bank lines of credit. Such short-term lines serve as backup for loan and investment needs. There are no compensating balance requirements. These lines facilitate federal funds borrowings and bear a rate equal to the current lending rate for federal funds purchased. No amounts were outstanding under these lines of credit at March 31, 2002.

Capital Resources. Total shareholders' equity decreased by $250,000 to $38.4 million at March 31, 2002, from $38.6 million at December 31, 2001. At March 31, 2002 total shareholders' equity as a percentage of total assets declined to 7.82% from 8.0% at December 31, 2001, due to dividends paid, a $700,000 decline in other comprehensive income and a 1.7% increase in total assets during the three-month period ending March 31, 2002. These were partially offset by net income of $962,000.

During the first three months of 2002 and 2001, the Company reported dividend payments of $523,000 and $595,000, respectively. The total dividend payments during the first three months of 2002 were $0.17 per share, which compares with total dividend payments of $0.17 per share for the same period of 2001.

The Company's capital ratios continued to exceed regulatory requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of March 31, 2002 to the minimum and well-capitalized regulatory standards:

	Adequately Capitalized	Well Capitalized	Actual Ratio at March 31, 2002
The Company
Leverage ratio(1)	3.00%	N/A	7.76%
Tier 1 risk-based capital ratio	4.00	N/A	9.68
Risk-based capital ratio	8.00	N/A	10.93
The Bank
Leverage ratio(1)	3.00%	5.00%	7.25%
Tier 1 risk-based capital ratio	4.00	6.00	9.04
Risk-based capital ratio	8.00	10.00	10.29
(1) The Federal Reserve Board may compel the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.

Subsequent Event. On April 29, 2002, the Company and Synovus Financial Corp. (Synovus) announced the execution of a definitive agreement pursuant to which the Company will merge with and into Synovus. Based upon the average closing price of Synovus stock on the 15 trading days prior to closing the transaction, the Company's shareholders will receive for each of their shares, either: .969 shares of Synovus stock, if the average Synovus stock price is equal to or less than $26.83; or .860 shares of Synovus stock if the average Synovus stock price is equal to or greater than $30.25; or an exchange ratio equal to $26.00 divided by the average Synovus stock price, if the average Synovus stock price is between $26.83 and $30.25.  The transaction is expected to be completed during the third quarter of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the previously disclosed market risk information in the Company's Form 10-K for the year ended December 31, 2001. See Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable

Item 2.     Changes in Securities and Use of Proceeds

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters To a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable

Item 6A.     Exhibits

Exhibit
Number	Identification of Exhibit

11	- Computation of Earnings Per Common Share, included as Note (G) to the Interim Condensed Consolidated Financial Statements on Page 8 of this Form 10-Q.

Item 6B.     Reports on Form 8-K filed during the three months ended March 31, 2002

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL GROUP, INC.
                             Registrant

Date: May 14, 2002	By: /s/ J. HUNTER ATKINS
J. Hunter Atkins
President and Chief Executive Officer

Date: May 14, 2002	By: /s/ ATTILIO F. GALLI
Attilio F. Galli
Chief Financial Officer